Form 10KSB
period 1999-12-31
ORANCO INC
filed 2000-03-24
CIK 1098996

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES EXCHANGE
     ACT  OF  1934

     For  the  fiscal  year  ended  December  31,  1999
                                      -----------------

[  ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

     For  the  transition  period  from               to
                                       -------------    -------------

                           Commission File No. 0-28181
                                   -----------

                                  Oranco, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                              87-0574491
         --------                                            -----------

(State  or  Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation  or  organization)

                         1981 East 4800 South, SUITE 110
                           Salt Lake City, Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 272-9294


                                   -----------
          (Former Name or Former Address, if changed since last Report)

Securities  Registered  under  Section  12(b)  of  the  Exchange  Act:   None
Name  of  Each  Exchange  on  Which  Registered:                       None
Securities  Registered  under  Section  12(g)  of  the  Exchange  Act:   Common

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes      No  X
               ---      ---                  ---      ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                             December 31, 1999 - $0.



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 14, 1999 - $$694.00 There are approximately 694,500 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 15, 2000
                                    1,394,950

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional  Small  Business  Issuer  Format   Yes     No   X
                                                   ---     ---

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.
         ------------------------

BUSINESS  DEVELOPMENT.
---------------------

ORGANIZATION  AND  CHARTER  AMENDMENTS.
-----------------------------------

     Oranco, Inc., (the "Company") was incorporated under the laws of the State of Nevada, on June 10, 1977. The purposes for which the corporation was organized were: (1)to engage in any lawful business from time to time authorized by the board of directors, (2) to act as principal, agent, partner or joint venturer or in any other capacity in any transaction, (3) to do business anywhere in the world, and (4) to have and exercise all rights and powers from time to time granted to the corporation by law. From 1977 until 1981 the Company was dormant and undertook no activities. Beginning in 1982 the Company explored the option of entering into a joint venture to develop a mercury mining property at Mercury Mountain, Nevada. As a part of these activities the Company, through the sale of its common stock, raised funds to engage the services of an independent mining engineer to prepare a report on the feasibility of the project. By late 1983 it had been determined that the project did not warrant any further investment. From that time until 1997 the Company's activities concentrated on maintaining its corporate existence and looking for other opportunities for the Company. In May of 1997 new management was appointed, a shareholders' meeting was held, amendments to the Company's articles of Incorporation were approved, and additional effort was made by new management to make the Company a viable merger candidate. These efforts included engaging the services of a certified Public Accounting firm to audit the Company's financial statements, obtaining an Opinion of Counsel as to the tradability of the Company's outstanding shares, preparation of the information required by Rule 15c2-11, and applying to the OTC Bulletin Board for trading on the medium.

     By September of 1999, no viable acquisitions or merger candidates had been located for the Company and management became aware that the Company would be required to register its shares under the Securities Exchange Act of 1934 in order to maintain its stock on the OTC Bulletin Board. Management determined that the Company needed new management which might be better positioned to find a suitable acquisition or merger candidate and which would be in a position of funding the upcoming expenses of the Company. On September 1, 1999 management of the Company resigned and Claudio Gianascio was appointed as sole director and officer. On November 9, 1999 the Company sold 700,000 of its common stock to Mr. Gianascio for $.05 per share, netting a total of $35,000. On November 18, 1999 the Company filed a registration statement on Form 10SB which became effective sixty days thereafter.

     The Company had an initial authorized capital of $25,000 consisting of 100,000 shares of $.25 par value common stock. On June 10, 1997 the shareholders approved an amendment to the Articles of Incorporation of The Company changing the authorized capital to 100,000,000 shares at a par value of $.001 and providing for a 10 to 1 share forward split of the outstanding shares. The Articles of Amendment were filed with the State of Nevada on August 6, 1998.


RECENT  MATERIAL  CHANGES  IN  CONTROL
----------------------------------


     On November 9, 1999, the Company authorized the issuance of 700,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to Claudio Gianascio in exchange for $35,000. With such issuance
Mr. Gianascio became the owner of 50.2% of the outstanding shares of the Company's common stock.


BUSINESS.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.


PRINCIPAL  PRODUCTS  AND  SERVICES.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a shell company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE.
--------------------------------------------------------

     None;  not  applicable.

COMPETITIVE  BUSINESS  CONDITIONS.
--------------------------------

     Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS.
--------------------------------------------------------------------------

     None;  not  applicable.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.
-------------------------------------------

     None;  not  applicable.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.
--------------------------------------------------------------------------

     None;  not  applicable.

NEED  FOR  ANY  GOVERNMENTAL  APPROVAL  OF  PRINCIPAL  PRODUCTS  OR  SERVICES.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENTAL  REGULATIONS  ON  BUSINESS.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates)  of  $25  million  or  more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

RESEARCH  AND  DEVELOPMENT.
-------------------------

     None;  not  applicable.

COST  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

NUMBER  OF  EMPLOYEES.
--------------------

     None.

ITEM  2.  DESCRIPTION  OF  PROPERTY.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its transfer agent, Interwest Transfer Co., Inc., and are currently provided at minimal cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State
of  Nevada,  seeking  out  acquisitions,   reorganizations   or  mergers  and
preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

ITEM  3.  LEGAL  PROCEEDINGS.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.






                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
         ---------------------------------------------------------

MARKET  INFORMATION
------------------

     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is unaware of any trades having been consummated. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.



HOLDERS
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 36.

DIVIDENDS
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.



SALES  OF  "UNREGISTERED" AND "RESTRICTED" SECURITIES OVER THE PAST THREE YEARS.
------------------------------------------------------------------------------



Name and Address                Date    Number of Shares   Consideration
----------------                ----    ----------------   -------------
Claudio Gianascio. . . . . .  11/09/99        700,000 (1)  $       35,000
Corso Elvezia 4
Ch-6900 Lugano,
Switzerland

John Riche(2). . . . . . . .  05/16/97        100,000      $        5,000
6595 S.W. Cherry Hill Drive
Beaverton, Or 97008

Vicki Riche(2) . . . . . . .  05/16/97        100,000      $        5,000
6595 S.W. Cherry Hill Drive
Beaverton, Or 7008



(1)  Does not include certain options granted to Mr. Gianascio in January, 2000.
See  Part  II,  Item  10  and  11  for  information   regarding  executive
compensation  and  stock  ownership.

(2)  Mr.  And  Mrs.  Riche  are  husband  and  Wife.

* All shares sold were common shares, were sold for cash with no discounts or commissions paid, and were sold pursuant to exemptions from registration under Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
         ------------------------------------------------------------------

PLAN  OF  OPERATION.
------------------

     The Company has not engaged in any material operations or had any revenues from operations since inception. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1999, it had $27,829 in cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.




RESULTS  OF  OPERATIONS.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, obtaining an audit of the Company's financial statements, submitting the Company's common stock for quotation on the NASD OTC Bulleting Board, and the filing of a Form 10 Registration, the Company has had no material business operations in the three most recent calendar years.

     At December 31, 1999, the Company's had total assets of $27,829. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1999, the Company had a net loss of $7,671. The Company has received no revenues in either of its three most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

LIQUIDITY.
---------

     During the fiscal years ended December 31, 99, 98, and 97 the Company has been able to pay its expenses and costs through the private sale of its stock to officers and directors of the Company. As of December 31, 1999 the Company had 27,829 in cash or cash equivalents on hand. The Company anticipates that this will be sufficient for its needs for the twelve months of 2000. However, because of the limited amount available no assurance can be given that this will be the case.

RECENT  ACCOUNTING  PRONOUNCEMENTS.
--------------------------------

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

     The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Post-retirement Benefits," which standardizes the disclosure requirements for pensions and other Post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company.


ITEM  7.  FINANCIAL  STATEMENTS.
         ---------------------

                                  ORANCO,  INC.

                         FINANCIAL STATEMENTS AND REPORT

                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   DECEMBER 31, 1999,  AND  DECEMBER 31, 1998

                [LETTERHEAD OF ANDERSEN ANDERSEN & STRONG, L.C.]



Board  of  Directors
Oranco,  Inc.
Salt  Lake  City,  Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 1999, and 1998 the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997 and the period from June 16, 1977 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 1999 and 1998, and the results of operations, and cash flows for the year ended December 31, 1999, 1998 and 1997 and the period from June 16, 1977 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  ANDERSEN  ANDERSEN  &  STRONG,  L.C.

February  10,  2000
Salt  Lake  City,  Utah


                                    ORANCO, INC.
                                   BALANCE SHEETS
                      DECEMBER 31, 1999 AND DECEMBER 31, 1998




                                                               DEC 31,     DEC 31,
                                                                 1999       1998
                                                              ----------  ---------
ASSETS

CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  27,829   $      -
                                                              ----------  ---------

        Total Current Assets . . . . . . . . . . . . . . . .  $  27,829   $      -
                                                              ==========  =========


LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $     500   $      -
                                                              ----------  ---------

Total Current Liabilities. . . . . . . . . . . . . . . . . .        500          -
                                                              ----------  ---------

STOCKHOLDERS' EQUITY

Common stock
       100,000,000 shares authorized at $0.001 par value;
       1,394,950 issued and outstanding on December 31, 1999
       694,950 on December 31, 1998. . . . . . . . . . . . .      1,395        695

Capital in excess of par value . . . . . . . . . . . . . . .     65,273     30,973

Accumulated deficit during
the development stage. . . . . . . . . . . . . . . . . . . .    (39,339)   (31,668)
                                                              ----------  ---------

Total Stockholders' Equity . . . . . . . . . . . . . . . . .     27,329          -
                                                              ----------  ---------

                                                              $  27,829   $      -
                                                              ==========  =========




   The accompanying notes are an integral part of these financial statements.


                                   ORANCO  INC.
                             STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999,  1998 AND 1997
      AND THE PERIOD JUNE 16, 1977 (DATE OF INCEPTION) TO DECEMBER 31, 1999





                                                                      PERIOD
                        DEC 31,      DEC 31,      DEC 31,          JUN 16, 1977
                         1999         1998         1997          TO DEC 31, 1999
                     ------------  ------------  -------------  -----------------
REVENUES. . . . . .  $         -   $         -   $          -   $              -

EXPENSES. . . . . .        7,671         7,710          2,290             39,339
                     ------------  ------------  -------------  -----------------

NET LOSS. . . . . .  $    (7,671)  $    (7,710)  $     (2,290)  $        (39,339)
                     ============  ============  =============  -----------------

NET LOSS PER COMMON
SHARE

Basic . . . . . . .  $     (.009)  $      (.11)  $       (003)
                     ------------  ------------  -------------




AVERAGE OUTSTANDING
   SHARES

        Basic . . .      810,000       694,950        694,950
                     ------------  ============  =============


   The accompanying notes are an integral part of these financial statements.

                                        .

                                          ORANCO,  INC.
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  PERIOD  JUNE 16, 1977 (DATE OF INCEPTION) TO DECEMBER 31, 1999

                                                      COMMON STOCK       CAPITAL In
                                                   ------------------     EXCESS OF   ACCUMULATED
                                                  SHARES       AMOUNT     PAR VALUE     DEFICIT
                                               ------------  ----------  ------------  ----------
BALANCE JUNE 16, 1977 (date of inception) . .             -  $        -  $          -  $       -

Issuance of common stock for cash at $.034 -
   July  9, 1982. . . . . . . . . . . . . . .       231,300         231         7,594          -

Issuance of common stock for cash at $.079 -
   November 12, 1982. . . . . . . . . . . . .       143,650         144        11,199          -

Issuance of common stock for cash at $.025
    December 12, 1983 . . . . . . . . . . . .        40,000          40           960          -

Net operating loss for the year ended
   December  31, 1983 . . . . . . . . . . . .             -           -             -    (20,168)

Issuance of common stock for cash at $.019
   June 6, 1984 . . . . . . . . . . . . . . .        40,000          40           710          -

Net operating loss for the year ended
    December 31, 1984 . . . . . . . . . . . .             -           -             -       (750)

Issuance of common stock for cash at $.019
   January  15,  1985 . . . . . . . . . . . .        40,000          40           710          -

Net operating loss for the year ended
    December  31,  1985 . . . . . . . . . . .             -           -             -       (750)

Issuance of common stock for cash at $.05 -
   May 16, 1997 . . . . . . . . . . . . . . .       200,000         200         9,800          -

 Net operating loss for the year ended
     December  31,  1997. . . . . . . . . . .             -           -             -     (2,290)

BALANCE DECEMBER 31, 1997 . . . . . . . . . .       694,950         695        30,973    (23,958)

Net operating loss for the year  ended
    December 31, 1998 . . . . . . . . . . . .             -           -             -     (7,710)
                                               ------------  ----------  ------------  ----------
BALANCE DECEMBER  31, 1998. . . . . . . . . .       694,950         695        30,973    (31,668)

Issuance of common stock for cash
    at $.05 - November 12, 1999 . . . . . . .       700,000         700        34,300          -

Net operating loss for the year
    ended December 31, 1999 . . . . . . . . .             -           -             -     (7,671)
                                               ------------  ----------  ------------  ----------

BALANCE DECEMBER 31, 1999 . . . . . . . . . .     1,394,950  $    1,395  $     65,273  $ (39,339)
                                               ============  ==========  ============  ==========


   The accompanying notes are an integral part of these financial statements.



                                        ORANCO  INC.
                                  STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997,
           AND THE PERIOD  JUNE 16, 1977 (DATE OF INCEPTION) TO DECEMBER 31, 1999



                                                                                PERIOD
                                         DEC 31,     DEC 31,    DEC 31,     JUN 16, 1977
                                           1999       1998       1997      TO DEC 31, 1999
                                        ----------  ---------  ---------  -----------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss . . . . . . . . . . . . . . .  $  (7,671)  $ (7,710)  $ (2,290)           (39,339)

Adjustments to reconcile net loss to
net cash provided by operating
activities

         Change in accounts payable. .        500          -          -                500


    Net Cash From (Used) in Operations    ( 7,171)    (7,710)    (2,290)           (38,839)
                                        ----------  ---------  ---------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES
                                                -          -          -                  -
                                        ----------  ---------  ---------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common
stock. . . . . . . . . . . . . . . . .     35,000          -     10,000             66,668


Net Increase (Decrease)  in Cash . . .     27,829     (7,710)     7,710             27,829


Cash at Beginning of Period. . . . . .          -      7,710          -                  -
                                        ----------  ---------  ---------  -----------------

Cash at End of Period. . . . . . . . .  $  27,829   $      -   $  7,710   $         27,829
                                        ==========  =========  =========  =================



   The accompanying notes are an integral part of these financial statements.

                                  ORANCO,  INC.
                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 16, 1977 with authorized common stock of 100,000 shares at a par value of $0.25. On June 10, 1997 the authorized common stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a forward stock split of ten shares for each outstanding share.

This report has been prepared showing after stock split shares with a par value of $0.001 from inception.

The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned and the Company has remained inactive since that time.

The  Company  is  in  the  development  stage.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On December 31, 1999, the Company had a net operating loss carry forward of $39,339. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 1999 through 2021.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split, in accordance with FASB statement number 128.

                                  ORANCO,  INC.
                    NOTES TO FINANCIAL STATEMENTS - continued



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, is considered by management to be their estimated fair values.

3.  RELATED  PARTY  TRANSACTIONS

Related  parties  have  acquired  50% of the common stock issued by the Company.

4.  GOING  CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

There  can  be  no  assurance  that  they  may  be  successful  in  this effort.

5.  SUBSEQUENT  EVENTS

On January 11, 2000 the Company adopted a Nonqualified Key Man Stock Option Plan which provides for the granting of stock options to key employees, consultants, officers and directors of the Company. The number of shares subject to the plan cannot exceed 500,000 and the exercise price cannot be less than 100% of the fair value of the shares on the option date.

On January 11, 2000 250,000 options were granted to purchase 250,000 shares of common stock of the Company to an officer and a consultant. Additional options were granted to purchase 125,000 shares to an individual in exchange for his agreement to join the Board of Directors by February 10, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------------

     None,  Not  applicable


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
        ------------------------------------------------------------------------


                                    PART III


IDENTIFICATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. In addition the table sets forth the same information as to all persons who were officers or directors during the year of 1999 but who are no longer officers or directors.


                                              Date of            Date of
                             Positions        Election or     Termination
Name                           Held           Designation     or Resignation
----                   ------------------     -----------     --------------
Claudio Gianascio     President, Secretary,
Treasurer, Director.                              09/01/99           (2)

John Riche (1)        President and Director      05/08/97         09/01/99

Vicki Riche (1)       Secretary, Treasurer &
                      Director                    05/08/97         09/01/99

Alfredo M. Villa      Director                    01/10/2000         (2)


(1)  Mr.  &  Mrs.  Riche  are  husband  and  wife.
(2)  These  persons  presently  serve  in  the  capacities  indicated.

Business  Experience.
---------------------


Mr. Gianascio is presently CEO and Chairman of the Board of Givigest Fiduciaria S.A., a Swiss financial services company he co-founded in 1990. He is also a board member of SCF Societa di Consulenza Finanziaria S.A., a Swiss private banking company; a board member of III Intermediazioni Immobiliari Internazionali S.A., a real estate company; and a board member of Zandano and Partners S.A., a Swiss financial consulting company. Mr. Gianascio holds a Master Degree in Economics which he received from the University of Geneva, Switzerland and is a licensed Fiduciario Finanziario within the state of Ticino, Switzerland. Prior to co-founding Givigest Fiduciaria S.A., Mr. Gianascio was employed within the banking and financial industries by Union Bank of Switzerland, Manufacturers Hanover (Suisse) S.A., and Chemical Bank (Suisse) S.A

Mr. Riche has been employed by Pitney Bowes Corporation since 1997 as a sales representative for the North West region. From 1995 to 1997 he worked for Flying J Corporation as general manager for Hotels. Prior to that he was involved in the hotel and motel industry in various positions, including five years as the general manager for the Sea Gypsy Hotel. He is the husband of Vicki Riche

Mrs. Riche , since 1996, has been a sales associate for America the Beautiful Dreamer, a Portland, Oregon furniture and design store. In addition she provides bookeeping and reconciliation services to Atwaters Restaurant of Beverton, Oregon and to Restaurant Associates Northwest of Clackamas, Oregon. In addition, she was the store manager for Susie's Casuals of Clackamas, Oregon for many years.In 1979 Mrs. Riche received a B.A. degree in Clothing and Textiles from Oregon state University.

Alfredo M. Villa holds a masters degree in economics from the University of Geneva, Switzerland and attended Bocconi University in Milan, Italy. He has over 13 years of experience with the Swiss banking industry. Mr. Villa is currently Chairman and CEO of SCF Societa di Consulenza Finanziaria S.A., a Swiss corporation specializing in asset management, mergers, acquisitions, and investment banking, where he has served since 1994. Prior to that Mr. Villa was an asset manager with several other European financial institutions. In addition, Mr. Villa was Chairman of the Board of Alma Grafiche Srl, of Milan, Italy, a leader in the high quality printing of books and magazines from 1995 until February 1998. In addition, Mr. Villa is Secretary and a Director of Private Media Group, Inc., a reporting company listed on NASDAQ.




SIGNIFICANT  EMPLOYEES.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

FAMILY  RELATIONSHIPS.
---------------------

     There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
-------------------------------------------------

     Claudio Gianascio filed a Form 3, Initial Statement of Beneficial Ownership of Securities on or about January 4, 2000, prior to the effective date of the Company's Form 10 registration. Mr. Gianascio filed a Form 4, Statement of Changes In Beneficial Ownership, on February 10,2000. Alfredo M. Villa filed a Form 3 on February 17, 2000.


ITEM  10.  EXECUTIVE  COMPENSATION.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation      Awards       Payouts
(a)             (b)       (c)   (d)   (e)    (f)     (g)    (h)   (i)

                                                Secur-
                                                ities        All
Name and       Year or               Other   Rest-  Under-  LTIP  Other
Principal      Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position       Ended      ($)   ($)  Compen  Stock  Options outs  ensat'n
--------------------------------------------------------------------------
Claudio
Gianascio,     12/31/98    0     0     0       0       0     0     0
Pres, Sec,     12/31/97    0     0     0       0       0     0     0
Treas, Dir     12/31/96    0     0     0       0       0     0     0


Vicki Riche    12/31/98    0     0     0       0       0     0     0
Secretary/     12/31/97    0     0     0       0       0     0     0
Treasurer,     12/31/96    0     0     0       0       0     0     0
Director

John Riche     12/31/98    0     0     0       0       0     0     0
President      12/31/97    0     0     0       0       0     0     0
Director       12/31/96    0     0     0       0       0     0     0

*Alfredo M. Villa is not included in this table because he was not a director in any of the above three years.

** Claudio Gianascio became an officer and director of the Company on September 1, 1999. Both John Riche and Vicki Riche, husband and wife, served as officers and directors of the Company from May 8, 1997 until September 1, 1999.

*** Does not reflect options issued under the 2000 Non-qualified Key man Stock Option Plan adopted January 11, 2000. See Item 11.


COMPENSATION  OF  DIRECTORS.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND
CHANGE-IN-CONTROL  ARRANGEMENTS.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------------------------------------------------------------------------------



SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 1,394,950 shares of common stock being outstanding, unless otherwise noted.


                                    Number  of  Shares                     Percentage
Name  and  Address                  Beneficially  Owned                     of  Class
----------------                    ------------------                  ----------------

Claudio Gianascio . . . . . . . . .            825,000(1)                       54.28(2)
Corso Elvezia 4
Ch-6900 Lugano
Switzerland

Darwin Long(3). . . . . . . . . . . .          100,000                           7.17%
7808 S. Dolphin Circle
Salt Lake City, Utah 84121

Jackie Hall(3). . . . . . . . . . . .           80,000                           5.74%
7808 S. Darwin Circle
Salt Lake City, Utah 84121

John Riche(3) . . . . . . . . . . . .          115,000                           8.24%
6595 S.W. Cherry Hill Dr.
Beaverton, Or 97008

Vicki Riche(3). . . . . . . . . . . .          110,000                           7.89%
6595 S.W. Cherry Hill Dr.
Beaverton, Or 97008
                                             ---------                          ---------
                                             1,230,000                          83.32%(4)


(1)     Includes  options  to  purchase 125,000 granted to Mr. Gianascio on January 11,
        2000.  See  Below.
(2)     Percentage  is  calculated assuming that Mr. Gianascio had exercised his option to  purchase  125,000  shares  of  stock  and  that  there  were  then 1,519,950 shares outstanding.
(3)     Darwin  Long  and  Jackie Hall are husband and wife. John Riche and Vicki Riche are  husband  and  wife.  Each  disclaims any interest in the holdings of their spouse.
(4)     Calculated  assuming  that  Mr.  Gianascio had exercised his option to purchase
        125,000  shares  and  that  there  were  therefore  1,519,950  shares  outstanding.

SECURITY  OWNERSHIP  OF  MANAGEMENT.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                            Number  of                Percentage  of
Name  and  Address     Shares Beneficially Owned       of  Class  *
----------------       -------------------------     ---------------
Claudio Gianascio . .            825,000(1)               54.28%(2)
Corso Elvezia 4
Ch-6900 Lugano
Switzerland

Alfredo M. Villa. . .            125,000(1)                8.22%(3)
Corso Elvezia 4
Ch-6900 Lugano
switzerland
                                ----------               ---------
All directors and
executive officers. .            950,000(1)                62.5%
as a group (2 people)


(1) Includes options granted to Mr. Gianascio and Mr. Villa on January 11, 2000 granting each of them the right to purchase up to 125,000 shares of the common stock of the Company at a price of $.10 per share on or before December 31, 2004.
(2) Percentage is calculated assuming Mr. Gianascio had exercised his option and therefore there were 1,519,950 shares outstanding.
(3) Percentage is calculated assuming Mr. Villa had exercised his option and therefore there were 1,519,950 shares outstanding.

CHANGES  IN  CONTROL.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         -----------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see captions
"Recent Changes in Control" under Item 1, "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" under Item 5, and footnote 1 under "Security ownership of Management" under Item 11



ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
         ---------------------------------

REPORTS  ON  FORM  8-K
-------------------

NONE


EXHIBITS
--------



Exhibit
Number               Description*
------               -----------

 3.1  *               Initial  Articles  of  Incorporation,


 3.2  *               Articles  of  Amendment  to  the
                      Articles  of  Incorporation,
 3.3  *               By-Laws

10.1                  2000  non-Qualified  Key  Man  Stock  Option  Plan

10.2 Form of Option Certificate delivered in connection with the grant of individual options.

 27                   Financial  Data  Schedule


DOCUMENTS  INCORPORATED  BY  REFERENCE

* Documents previously filed as exhibits to Form 10 filed on November 18, 1999 and incorporated herein by this reference.









                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Oranco,  INC.



Date:  3-24-2000                     By  /S/Claudio  Gianascio
                                        -----------------------
                                       Claudio  Gianascio
                                       President,  Secretary,  Treasurer  and
                                       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                  ORANCO, INC.



Date:  3-24-2000                        By/S/Claudio  Gianascio
                                        -----------------------
                                        Claudio  Gianascio
                                        President,  Secretary,
                                        Treasurer  and  Director



Date:  3-24-2000                        By/S/Alfredo  M.  Villa
                                        -----------------------
                                        Alfredo  M.  Villa
                                        Director