Form 10QSB
period 2000-03-31
ORANCO INC
filed 2000-05-08
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x  )  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934  For  the quarterly period ended  March  31, 2000
                                                                 ---------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission  File  Number      000-28181
                              ---------

                                  ORANCO,  INC.
                                  -------------
               (Exact name of registrant as specified in charter)

           Nevada                                              87-0574491
-----------------                                              ----------
(State  or  other  jurisdiction  of                        (I.R.S.  Employer
incorporation  or  organization)                         Identification  Number


1981  East  4800  So,  Suite 100, Salt Lake City,  Utah              84117
---------------------------------------------------------     ------------------
(Address  of  principal  executive  offices)                      (Zip  Code)

                                  801-272-9294
                                  ------------
               Registrant's telephone number, including area code

          _____________________________________________________________
    (Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ x ] No [ ] and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes  [x  ]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                             Outstanding  as  of March  31, 2000
        ------------                         -----------------------------------
     Common  Stock,  $0.001                             1,394,950  shares

                                      INDEX


                                                                      Page
                                                                      Number
                                                                      ------

PART  I.

   ITEM  1.

      Balance  Sheets                                                     3
       March  31,  2000  and  December  31,  1999

      Statements  of  Operations
       For  the  three  months  ended  March  31,  2000  and  1999        4
          and  the  period from June 16, 1977 to March  31,  2000

      Statements  of  Cash  Flows
       For  the  three  months  ended  March  31,  2000  and  1999        5
          and  the  period from June 16, 977 to March  31,  2000

      Notes  to  Financial  Statements                                    6

   ITEM  2.

      Plan  of  Operations                                                8

PART  II.

      Signatures                                                          9

                                  ORANCO,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      MARCH 31, 2000  AND DECEMBER 31, 1999




                                                                  UNAUDITED

                                                             MAR  31,      DEC  31,
                                                               2000          1999
                                                          -------------   -----------
ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $       27,779   $   27,829
                                                         ---------------  -----------
  Total Current Assets. . . . . . . . . . . . . . . . .  $       27,779   $   27,829
                                                         ===============  ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . . .  $        1,174   $      500
                                                         ---------------  -----------
Total Current Liabilities . . . . . . . . . . . . . . .           1,174          500
                                                         ---------------  -----------


STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 1,394,950 shares issued and outstanding.           1,395        1,395

Capital in excess of par value. . . . . . . . . . . . .          65,273       65,273

    Deficit accumulated during the development stage. .         (40,063)     (39,339)
                                                         ---------------  -----------

Total Stockholders' Equity (deficiency) . . . . . . . .          27,779       27,829
                                                         ---------------  -----------
                                                         $            -   $        -
                                                         ===============  ===========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND 1999 AND
         THE PERIOD JUNE 16, 1977 (DATE OF INCEPTION) TO MARCH 31, 2000




                              THREE  MONTHS             JUNE  16,  1977
                          MAR 31,         MAR 31,    (DATE OF INCEPTION) TO
                           2000            1999           MAR  31, 2000
                      ---------------  ------------  ------------------------
REVENUES . . . . . .  $            -   $          -  $                     -

EXPENSES . . . . . .             724              -                   40,063
                      ---------------  ------------  ------------------------

NET LOSS . . . . . .  $         (724)  $          -  $               (40,063)
                      ===============  ============  ========================




NET LOSS PER COMMON
SHARE

Basic. . . . . . . .  $            -   $          -
                      ---------------  ------------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . .         985,000        694,950
                      ---------------  ------------











   The accompanying notes are an integral part of these financial statements.

                                 ORANCO,   INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000,  AND 1999
      AND THE PERIOD JUNE 16, 1977 (DATE  OF  INCEPTION) TO MARCH 31, 2000



                                                 THREE  MONTHS             June 16, 1977
                                             MAR 31,        MAR 31,     (DATE OF INCEPTION)
                                              2000            1999        TO MAR 31, 2000
                                          ---------------  ------------  --------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss . . . . . . . . . . . . . . . .  $         (724)  $          -  $           (40,063)

Adjustments to reconcile net loss to
net cash provided by operating
activities

      Changes in accounts payable. . . .             674          1,174
                                          ---------------  ------------


Net Cash Used in Operations. . . . . . .             (50)             -              (38,889)
                                          ---------------  ------------  --------------------

CASH FLOWS FROM INVESTING
ACTIVITIES . . . . . . . . . . . . . . .               -              -                    -
                                          ---------------  ------------  --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock
                                                       -              -               66,668
                                          ---------------  ------------  --------------------

Net Increase (Decrease) in Cash. . . . .             (50)             -

Cash at Beginning of Period. . . . . . .          27,829              -                    -
                                          ---------------  ------------  --------------------

Cash at End of Period. . . . . . . . . .  $       27,779   $          -  $            27,779
                                          ===============  ============  ====================

















   The accompanying notes are an integral part of these financial statements.

                                  ORANCO,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 16, 1977 with authorized common stock of 100,0000 shares at a par value of $0.25. On June 10, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a forward stock split of ten new shares for each outstanding share.

This report has been prepared showing after stock split shares with a par value of $.001 from inception. The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and has been inactive since 1992.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Statement  Of  Information  Furnished
-----------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three month period ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10 for the fiscal year ended December 31, 1999.


Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  adopted  a  policy  regarding  payment  of  dividends.

Income  Taxes
-------------

On March 31, 2000, the Company had a net operating loss carry forward of $40,063. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2007 through 2121.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

                                  ORANCO,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 29, 1999.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  RELATED  PARTY  TRANSACTIONS

The statement of changes in stockholder's equity shows 1,394,500 shares of common stock outstanding of which 700,000 shares were issued to related parties.

4.  GOING  CONCERN

The Company will need additional working capital to be successful in its planned operations.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.

There  can  be  no  assurance that the Company can be successful in this effort.

5.   SUBSEQUENT  EVENTS

On January 11, 2000 the Company adopted a Nonqualified Key Man Stock Option Plan which provides for the granting of stock options to key employees, consultants, officers and directors of the Company. The number of shares subject to the plan cannot exceed 500,000 and the exercise price cannot be less than 100% of the fair value of the shares on the option date.

On January 11, 2000 250,000 options were granted to purchase 250,000 shares of common stock of the Company to an officer and a consultant. Additional options were granted to purchase 125,000 shares to an individual in exchange for his agreement to join the Board of Directors by February 10, 2000

                          ITEM 2.   PLAN OF OPERATIONS



The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to provide working capital for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its planned activity.

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.





                              PART II - SIGNATURES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                   ORANCO,  INC.
                                                   [Registrant]




Dated  May  5  ,  2000                            By  /S/  Claudio  Gianascio
                                                     ------------------------
                                                     Claudio Gianacio, President