Form 10QSB
period 2000-06-30
ORANCO INC
filed 2000-08-09
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2000
                                ----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File number                         000-28181
                                      ----------------------------

                                   ORANCO INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                                87-0574491
------------------------------                                 --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1981 East 4800 South Suite 100,  Salt Lake City, Utah              84117
--------------------------------------------------------     -------------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

         ---------------------------------------------------------------
(Former  name,  former  address,  and former  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

        Class                                  Outstanding as of June 30, 2000
      ---------                              ----------------------------------
 Common  Stock, $0.001                                     3,519,950


                                                        INDEX

                                                                                                            Page
                                                                                                           Number

PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               June 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and six  months ended June  30, 2000 and 1999...................5 and the period June 16, 1977 to June 30, 2000

                            Statements of Cash Flows
                                For the six months ended June 30, 2000 and 1999..............................6 and the period June 16, 1977 to  June 30, 2000

                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations...............................................................9

PART II

           ITEM 2           Changes in Securities .......................................................    9

                            Signatures......................................................................10


                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2000 and December 31 1999, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period June 16, 1977 to June 30, 2000, the statement of cash flows for the six months ended June 30, 2000 and 1999, and the period June 16, 1977 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2000, and December 31, 1999




                                                               Jun 30,          Dec 31,
                                                                2000             1999
                                                             -----------      ----------

ASSETS

CURRENT ASSETS

   Cash                                                      $   238,017      $   27,829
                                                             -----------      ----------

       Total Current Assets                                  $   238,017      $   27,829
                                                             ===========      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $       -        $      500
                                                             -----------      ----------

       Total Current Liabilities                                     -               500
                                                             -----------      ----------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized,
        at $0.001 par value; 3,519,950
        shares issued and outstanding on June 30;                  3,520           1,395
        1,394,950 on December 31

   Capital in excess of par value                                275,648          65,273

   Deficit accumulated during the development stage              (41,151)        (39,339)
                                                             -----------      ----------

       Total Stockholders' Equity                                238,017          27,329
                                                             -----------      ----------

                                                             $   238,017      $   27,829
                                                             ===========      ==========




              The accompanying notes are an integral part of these
                             financial statements.



                                         ORANCO, INC.
                                  (Development Stage Company)
                                   STATEMENTS OF OPERATIONS
                  For the Three and Six Months Ended June 30, 2000, and 1999
              and the Period June 16, 1977 (Date of Inception) to June 30, 2000



                                 Three Months                  Six Months
                          -------------------------     ----------------------
                            Jun 30,        Jun 30,        Jun 30,     Jun 30,       Jun 16, 1977 to
                             2000            1999          2000        1999          Jun  30, 2000
                          ----------      ---------     ----------   ---------     ----------------

REVENUES                  $    -          $     -       $    -       $    -        $          -

EXPENSES                       1,088          1,300          1,812       1,300               41,151
                          ----------      ---------     ----------   ---------     ----------------
NET LOSS                  $   (1,088)     $  (1,300)    $   (1,812)  $  (1,300)    $        (41,151)
                          ==========      =========     ==========   =========     ================



NET LOSS PER COMMON
   SHARE

   Basic                  $    -          $     -       $    -       $    -
                          ----------      ---------     ----------   ---------



AVERAGE  OUTSTANDING
    SHARES

   Basic                   1,394,950        694,950      1,394,950     694,950
                          ----------      ---------     ----------   ---------
















                 The accompanying notes are an integral part of
                          these financial statements.



                                  ORANCO, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                        For the Six Months Ended June 30,
                   2000, and 1999 and the Period June 16, 1977
                      (Date of Inception) to June 30, 2000



                                                                                          Jun 16, 1977
                                                            Jun 30,         Jun 30,        to Jun 30,
                                                             2000            1999             2000
                                                          ----------       ----------      ----------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                               $   (1,812)      $   (1,300)     $  (41,151)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

       Changes in accounts payable                              (500)           1,300            -


       Net Cash Used in Operations                            (2,312)            -            (41,151)
                                                          ----------       ----------      ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                -                -               -
                                                          ----------       ----------      ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock                212,500             -            279,168
                                                          ----------       ----------      ----------
       Net Increase (Decrease) in Cash                       210,188             -            238,017

       Cash at Beginning of Period                            27,829             -               -
                                                          ----------       ----------      ----------

       Cash at End of Period                              $  238,017       $     -         $  238,017
                                                          ==========       ==========      ==========






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

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On June 30, 2000, the Company had a net operating loss carry forward of $41,151. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2022.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions
-------------------------

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. COMMON CAPITAL STOCK

On June 15, 2000 the board of directors authorized a private placement of up to 2,500,000 units at $0.10. Each unit consists of one share of common stock, a warrant to purchase an additional share of common stock for $0.10 at any time within two years, and a warrant to purchase a second share of common stock for $0.25 any time within four years.

During June 2000 the Company issued 2,125,000 shares of common stock for cash at $0.10 of which 2,000,000 shares were sold from the private placement authorized above.

4.  RELATED PARTY TRANSACTIONS

Related parties own 20% of the outstanding common stock.

5.  GOING CONCERN

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

There can be no assurance that they will be successful in this effort.

                           ITEM 2. PLAN OF OPERATIONS



The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.




                                     PART 2


ITEM  2 - CHANGES IN SECURITIES

On June 15, 2000 the board of directors authorized a private placement of up to 2,500,000 units at $0.10. Each unit consists of one share of common stock, a warrant to purchase an additional share of common stock for $0.10 at any time within two years, and a warrant to purchase a second share of common stock for $0.25 any time within four years.

During June 2000 the Company issued 2,125,000 shares of common stock for cash at $0.10 of which 2,000,000 shares were sold from the private placement authorized above.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                         Oranco, Inc.
                                                         [Registrant]



                                                     /s/ Claudio Gianascio
                                                   -----------------------------
                                                   Claudio Gianascio - President
August 8, 2000