Form 10QSB
period 2000-09-30
ORANCO INC
filed 2000-11-13
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission File number 000-28181

ORANCO, INC.
(Exact name of registrant as specified in charter)

Nevada
(State or other jurisdiction of incorporation or organization)

87-0574491
(I.R.S. Employer Identification No.)

1981 East 4800 South Suite 100, Salt Lake City, Utah 84117
(Address of principal executive offices) (Zip Code)

801-272-9294
Registrant's telephone number, including area code

__________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class
Common Stock, $0.001

Outstanding as of September 30, 2000
4,019,950

                                                        INDEX

                                                                                                           Page
                                                                                                           Number
                                                                                                           ------
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               September 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and nine  months ended September  30, 2000 and 1999.............5 and the period June 16, 1977 to September 30, 2000

                            Statements of Cash Flows
                                For the nine months ended September 30, 2000 and 1999........................6 and the period June 16, 1977  to September 30, 2000

                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations...............................................................9

PART II

           ITEM 2           Changes in Securities ...........................................................9

                            Signatures......................................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc. ( development stage company) at September 30, 2000 and December 31 1999, and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period June 16, 1977 to September 30, 2000, the statement of cash flows for the nine months ended September 30, 2000 and 1999, and the period June 16, 1977 to September 30, 2000, have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2000, and December 31, 1999

                                                         Sept 30,       Dec 31,
                                                           2000          1999
                                                        ----------     --------
ASSETS

CURRENT ASSETS

   Cash                                                  $ 285,523    $  27,829
                                                         ---------    ---------

       Total Current Assets                              $ 285,523    $  27,829
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                   $        -      $     500
                                                         ---------    ---------

       Total Current Liabilities                               -            500
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 4,019,950 shares issued and outstanding
        on September 30;                                     4,020        1,395
        1,394,950 on December 31

   Capital in excess of par value                          325,148       65,273

    Deficit accumulated during the development stage       (43,645)     (39,339)
                                                         ---------    ---------

       Total Stockholders' Equity                          285,523       27,329
                                                         ---------    ---------

                                                         $ 285,523    $  27,829
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                      -4-

                                                   ORANCO, INC.
                                           ( Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                         For the Three and Nine Months Ended September 30, 2000, and 1999
                      and the Period June 16, 1977 (Date of Inception) to September 30, 2000

                              Three Months                   Nine Months
                       --------------------------   --------------------------
                         Sept 30,      Sept 30,       Sept 30,       Sept 30,    Jun 16, 1977 to
                          2000           1999           2000          1999        Sept  30, 2000
                        --------       --------       -------       --------     ---------------
REVENUES               $      -      $      -       $     -        $       -       $      -

EXPENSES                     2,494          -             4,306            -            43,645
                       -----------   -----------    -----------    -----------     -----------

NET LOSS               $    (2,494)  $      -       $    (4,306)   $       -       $   (43,645)
                       ===========   ===========    ===========    ===========     ===========

NET LOSS PER COMMON
   SHARE

   Basic               $      -      $      -       $     -        $      -
                       -----------   -----------    -----------    -----------

AVERAGE  OUTSTANDING
    SHARES

     Basic               4,019,950       694,950      4,019,950        694,950
                       -----------   -----------    -----------   -----------

         The accompanying notes are an integral part of these financial statements.

                                           -5-

                                    ORANCO, INC.
                            ( Development Stage Company)
                               STATEMENT OF CASH FLOWS
               For the Nine Months Ended September 30, 2000, and 1999
       and the Period June 16, 1977 (Date of Inception) to September 30, 2000

                                                                         Jun 16, 1977
                                                    Sept 30,    Sept 30,  to Sept 30,
                                                     2000        1999       2000
                                                   ---------    -------   ---------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $  (4,306) $     -     $ (43,645)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accounts payable                (500)                   -

          Net Cash Used in Operations                 (4,806)       -       (43,645)
                                                   ---------    -------   ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                   ---------    -------   ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock       262,500        -       329,168
                                                   ---------    -------   ---------

   Net Increase (Decrease) in Cash                   257,694        -       285,523

   Cash at Beginning of Period                        27,829        -           -
                                                   ---------    -------   ---------

   Cash at End of Period                           $ 285,523  $     -     $ 285,523
                                                   =========    =======   =========

      The accompanying notes are an integral part of these financial statements

                                      -6-

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

Income Taxes

On September 30, 2000, the Company had a net operating loss carry forward of $43,645. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2022.

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

During June 2000 the Company issued 2,125,000 shares of common stock for cash at $0.10 which included 2,000,000 shares sold from the private placement authorized above. During July 2000 the Company received an additional $50,000 and issued 500,000 common shares to complete the private placement authorized above.

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

ITEM 2. PLAN OF OPERATIONS

The Company’s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

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

During June 2000 the Company issued 2,125,000 shares of common stock for cash at $0.10 which included 2,000,000 shares sold from the private placement authorized above. During July 2000 the Company received an additional $50,000 and issued 500,000 common shares to complete the private placement authorized above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Oranco, Inc.

[Registrant]

S/ Claudio Gianascio
Claudio Gianascio- President

August 8, 2000