Form 10KSB
period 2000-12-31
ORANCO INC
filed 2001-03-26
CIK 1098996

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

     For the transition period from               to
                                   -------------    -------------

     Commission File No. 0-28181
                        --------

                                  Oranco, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)




           Nevada                                              87-0574491
 ------------------------------                       --------------------------
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

     (1)   Yes  [X]    No [  ]           (2)   Yes [X]    No  [  ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                           December 31, 2000 - $1,248



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     At March 15, 2001, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 15, 2001
                                    4,019,950

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None

                               TABLE OF CONTENTS

================================================================================

PART I                                                                      Page
------                                                                      ----

ITEM 1. DESCRIPTION OF BUSINESS                                              4

ITEM 2. DESCRIPTION OF PROPERTIES                                            8

ITEM 3. LEGAL PROCEEDINGS                                                    8

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    9

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             9

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

ITEM 7. FINANCIAL STATEMENTS                                                11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                     12

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT           12

ITEM 10. EXECUTIVE COMPENSATION                                             14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     16

PART IV
-------

ITEM 13. EXHIBITS                                                           17

                                     PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
---------------------

Organization and Charter Amendments.
------------------------------------

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

     In the summer of 2000, the Company completed a private placement of 2,500,000 units for which it received $250,000 Each unit consisted of one share of common stock; one "a" warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.10 per share within two years of the date of issuance; and one "b" warrant giving the holder thereof the right to purchase, upon a minimum of 61 days prior notice of exercise, one share of common stock at $.25 per share within two years of the date of issuance.

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


Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

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


Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.



Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.



Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.



Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
--------------------------------------------------------------------------------
Labor Contracts.
----------------

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

Number of Employees.
--------------------

     None.


Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its transfer agent, Interwest Transfer Co., Inc., and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.


Item 3.  Legal Proceedings.
----------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.



                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is aware of only one transaction having taken place in the year 2000. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 46.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------


Name of Purchaser                     Date        Number of Shares   Consideration
------------------------            ----------   ------------------ ----------------
Claudio Gianascio                   11/09/99       700,000 (1)(2)        $35,000
W. Sterling Mason Jr.               06/22/2000     125,000 (3)           $12,500
Comprehensive Ventures Inc. Ltd.    07/07/2000     400,000 (1)(4)        $40,000
Progressive Emerging Ventures Ltd.  07/07/2000     400,000 (1)(4)        $40,000
Capital One International SA        07/07/2000     350,000 (1)(4)        $35,000
Allevamento Cristal Srl             07/07/2000     200,000 (1)(4)        $20,000
S.K.G. New York, Inc.               07/07/2000      50,000 (1)(4)        $ 5,000
Innovative Investment Network Ltd.  07/07/2000     200,000 (1)(4)        $20,000
Prestige Underwriters NV            07/07/2000     350,000 (1)(4)        $35,000
OTC Opportunities Ltd.              07/07/2000     350,000 (1)(4)        $35,000
Advanced Securities Management Ltd  07/07/2000     200,000 (1)(4)        $20,000

(1) All shares sold, were sold for cash with no discounts or commissions paid, and were sold pursuant to exemptions from registration under Sections 4(2), 3(b), and 4(6) of the Securities Act of 1933.

(2)  Does not include certain options granted to Mr. Gianascio in January, 2000.
     See  Part  II,  Item  10  and  11  for  information   regarding   executive
     compensation and stock ownership.

(3)  These shares were sold for cash pursuant to the 2000  Non-qualified Key Man
     Stock Option plan adopted by the Company on January 11, 2000 were issued pursuant the exemption contained in Rule 701 as promulgated under the securities act of 1933, as amended.

(4)  These consisted of units. Each unit consisted of one share of common stock;
     one "a" warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.10 per share within two years of the date of issuance; and one "b" warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.25 per share within two years of the date of issuance.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2000, it had $284,232 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.


Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, obtaining an audit of the Company's financial statements, submitting the Company's common stock for quotation on the NASD OTC Bulleting Board, the filing of a Form 10 Registration, and the completion of a private placement, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2000, the Company's had total assets of $284,232. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 2000, the Company had a net loss of $7,497. The Company has received no revenues in either of its two most recent calendar years, other than interest income in the amount of $1,248 on 2000. See the Index to Financial Statements, Item 7 of this Report.


Liquidity.
----------

     During the fiscal years ended December 31, 2000 and 1999 the Company has been able to pay its expenses and costs through the private sale of its stock. As of December 31, 2000 the Company had $284,232 in cash or cash equivalents on hand. The Company anticipates that this will be sufficient for its needs for the twelve months of 2000. However, because of the limited amount available no assurance can be given that this will be the case.



Item 7.  Financial Statements.
------------------------------

     The financial statements of the Company are included following the signature page to this form 10-KSB.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

     None, Not applicable



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


 NAME                        POSITION(S)               DATE ELECTED OR APPOINTED
 ----                        -----------               -------------------------
Claudio Gianascio            President, Secretary,
                             Treasurer, Director                09/01/99

Alfredo M. Villa             Director                           01/10/2000



Business Experience
-------------------

     Mr. Gianascio is presently CEO and Chairman of the Board of Givigest Fiduciaria S.A., a Swiss financial services company he co-founded in 1990. He is also a board member of III Intermediazioni Immobiliari Internazionali S.A., a real estate company; Until 2000 he was a board member of SCF Societa di Consulenza Finanziaria S.A., a Swiss private banking company and a board member of Zandano and Partners S.A., a Swiss financial consulting company. Mr. Gianascio holds a Master Degree in Economics which he received from the University of Geneva, Switzerland and is a licensed Fiduciario Finanziario within the state of Ticino, Switzerland. Prior to co-founding Givigest
Fiduciaria S.A., Mr. Gianascio was employed within the banking and financial industries by Union Bank of Switzerland, Manufacturers Hanover (Suisse) S.A., and Chemical Bank (Suisse) S.A..

     Alfredo M. Villa holds a masters degree in economics from the University of Geneva, Switzerland and attended Bocconi University in Milan, Italy. He has over 13 years of experience with the Swiss banking industry. Until 2001, he was Chairman and CEO of SCF Societa di Consulenza Finanziaria S.A., a Swiss
corporation specializing in asset management, mergers, acquisitions, and investment banking, where he served since 1994. Prior to that Mr. Villa was an asset manager with several other European financial institutions. In addition, Mr. Villa was Chairman of the Board of Alma Grafiche Srl, of Milan, Italy, a leader in the high quality printing of books and magazines from 1995 until February 1998. In addition, Mr. Villa was, until 2000, Secretary and a Director of Private Media Group, Inc., a reporting company listed on NASDAQ.

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


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Since the Company ceased operations in 1990, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

     The following table sets forth as of December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

      Name              Position                  Reports  Filed
      ----              --------                  --------------
      NONE

Item 10. Executive Compensation.
--------------------------------


     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                           Summary Compensation Table



                                          Annual Compensation                   Awards                   Payouts
                                  -----------------------------------  ----------------------- ------------------------

         (a)              (b)             (c)          (d)     (e)        (f)         (g)         (h)         (i)
                                                              Other                 Securities
                                                              Annual    Restricted  Underlying              All Other
                         Year or                              Comp-       Stock     Options      LTIP        Compen-
Name and Principal       Period      Salary       Bonus      ensation                           Payouts      sation
Position                 Ended        ($)          ($)         ($)         ($)        (#)         ($)          ($)
----------------------- --------- ------------ ------------ ---------- ----------- ----------- ---------- -------------
Claudio Gianascio,     12/31/2000      0            0           0           0        125,000       0           0
Pres, Sec,             12/31/1999      0            0           0           0              0       0           0
Treas, Dir             12/31/1998      0            0           0           0              0       0           0


** Claudio Gianascio became an officer and director of the Company on September 1, 1999.



                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                                Individual Grants
                                -----------------

                     No. Of Sec.        % of Total
                     Underlying         Options/SARs
                     Options/           Granted to     Exercise
                     SARs               Employees      or Base
                     Granted            In Fiscal       Price        Expiration
Name                 (#)                Year           ($/Sh)        Date
--------------------------------------------------------------------------------

Claudio Gianascio    125,000            100%            $0.10        12/31/2004

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



Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
--------------------------------------------------------------------------------
Arrangements.
-------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,019,950 shares of common stock being outstanding, unless otherwise noted.


                                           Number of Shares        Percentage
Name and Address                           Beneficially Owned        of Class
----------------                           -------------------      ----------

Claudio Gianascio                             825,000(1)             19.90%(2)
Corso Elvezia 4
Ch-6900 Lugano
Switzerland

Comprehensive Ventures Inc. Ltd.              400,000(3)              9.95%
Clinch's House Lord Street
Douglas, Isle of Man
British Isles IM99 1RZ

Progressive Emerging Ventures Ltd.           400,000(3)               9.95%
Suite 743, Europort
P.O. Box 629
Gibraltar

Capital One International SA                 350,000 (3)              8.71%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama

Prestige Underwriters NV                     350,000 (3)              8.71%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited                    350,000 (3)              8.71%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

(1) Includes options to purchase 125,000 granted to Mr. Gianascio on January 11, 2000.
(2) Percentage is calculated assuming that Mr. Gianascio had exercised his options to purchase 125,000 shares of stock and that there were thus 4,144,950 shares outstanding.

Security Ownership of Management.
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                    Number of                    Percentage of
Name and Address             Shares Beneficially Owned              of Class
----------------             --------------------------           ------------

Claudio Gianascio                     825,000(1)                       20.5%(2)
Corso Elvezia 4
Ch-6900 Lugano
Switzerland

Alfredo M. Villa                      125,000(1)                       3.01%(3)
Corso Elvezia 4
Ch-6900 Lugano
Switzerland
                               ---------------                   ---------------


All directors and
executive officers                    950,000(1)                       23.51%(4)
as a group (2 people)

(1) Includes options granted to Mr. Gianascio and Mr. Villa on January 11, 2000 granting each of them the right to purchase up to 125,000 shares of the common stock of the Company at a price of $.10 per share on or before December 31, 2004.
(2) Percentage is calculated assuming Mr. Gianascio had exercised his option and therefore there were 4,144,950 shares outstanding.
(3) Percentage is calculated assuming Mr. Villa had exercised his option and therefore there were 4,144,950 shares outstanding.
(4) Percentage assumes that both Mr. Gianascio and Mr. Villa had exercised their options and therefore there were 4,269,950 shares outstanding.

Changes in Control.
------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------


Transactions with Management and Others.
---------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see captions "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" under
Item 5, and footnote 1 under "Security Ownership of Management" under Item 11. .



Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

NONE


Exhibits
--------



Exhibit
Number               Description*
-------              -----------
 3.1 *               Initial Articles of Incorporation,


 3.2 *               Articles of Amendment to the Articles of Incorporation,

 3.3 *               By-Laws

10.1 **              2000 non-Qualified Key Man Stock Option Plan

10.2 ** Form of Option Certificate delivered in connection with the grant of individual options.



DOCUMENTS INCORPORATED BY REFERENCE

* Documents previously filed as exhibits to Form 10 filed on November 18, 1999 and incorporated herein by this reference.
** Documents previously filed as exhibits to Form 10KSB annual report for year ending 12/31/99.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ORANCO, INC.



Date: 3-24-2001                         By s/ Claudio Gianascio
                                          -----------------------------
                                             Claudio Gianascio
                                             President, Secretary,
                                             Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                             ORANCO, INC.



Date:  3-24-2001                           s/ Claudio Gianascio
                                          -----------------------------
                                             Claudio Gianascio
                                             President, Secretary,
                                             Treasurer and Director



Date:  3-24-2001                          s/ Alfredo M. Villa
                                         ------------------------------
                                             Alfredo M. Villa
                                             Director

                        ANDERSEN ANDERSEN & STRONG, L.C.
                        --------------------------------
             Certified Public Accountants and Business Consultants

                    Member SEC Practice Section of the AICPA

                         941 East 3300 South, Suite 202
                           Salt Lake City, Utah 84106
                             Telephone 801 486-0096
                                Fax 801 486-0098

Board of Directors
Oranco, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 2000 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, and 1999 and the period June 16, 1977 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2000 and the results of operations, and cash flows for the years ended December 31, 2000 and 1999 and the period June 16, 1977 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.



February 22, 2001
Salt Lake City, Utah                          /s/ Andersen Andersen and Strong

                                  ORANCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2000

================================================================================

ASSETS

CURRENT ASSETS

         Cash                                                         $ 284,232
                                                                      ---------

         Total Current Assets                                         $ 284,232
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable                                             $   1,900
                                                                      ---------

         Total Current Liabilities                                        1,900
                                                                      ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized,
        at $0.001 par value; 4,019,950
        shares issued and outstanding                                     4,020

         Capital in excess of par value                                 325,148

    Deficit accumulated during the development stage                    (46,836)
                                                                      ---------
                  Total Stockholders' Equity                            282,332
                                                                      $ 284,232
                                                                      =========


              The accompanying notes are an integral part of these
                             financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000, and 1999 and the
          Period June 16, 1977 (Date of Inception) to December 31, 2000

================================================================================


                                     Dec 31,          Dec 31,    Jun 16, 1977 to
                                      2000             1999        Dec  31, 2000
                                  -----------      -----------   ---------------

REVENUES                          $     1,247      $      --        $     1,247

EXPENSES                                8,744            7,671           48,083
                                  -----------      -----------      -----------
NET LOSS                          $    (7,497)     $    (7,671)     $   (46,836)
                                  ===========      ===========      ===========




NET LOSS PER COMMON
   SHARE

   Basic                         $      --         $      (.01)
                                  -----------      ------------



AVERAGE  OUTSTANDING
    SHARES

     Basic                          4,019,950          694,950
                                  -----------      ------------












              The accompanying notes are an integral part of these
                             financial statements.




                                                   ORANCO, INC.
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           Period June 16, 1977 (date of inception) to December 31, 2000


=================================================================================================================


                                                          Common Stock              Capital in
                                                  -----------------------------      Excess of      Accumulated
                                                     Shares            Amount        Par Value        Deficit
                                                  -----------       -----------     -----------     ----------

Balance June 16, 1977 (date of inception)              -            $     -         $      -        $       -

Issuance of common stock for cash at $.034 -
   July  9, 1982                                      231,300             231             7,594             -
Issuance of common stock for cash at $.079 -
   November 12, 1982                                  143,650             144            11,199             -
Issuance of common stock for cash at $.025
    December 12, 1983                                  40,000              40               960             -
Net operating loss for the year ended
   December  31, 1983                                    -                 -               -             (20,168)
Issuance of common stock for cash at $.019
   June 6, 1984                                        40,000              40               710             -
Net operating loss for the year ended
    December 31, 1984                                     -                -                -               (750)
Issuance of common stock for cash at $.019
   January  15,  1985                                  40,000              40               710             -
Net operating loss for the year ended
    December  31,  1985                                   -                -                -               (750)
Issuance of common stock for cash at $.05 -
   May 16, 1997                                       200,000             200             9,800             -
Net operating loss for the year ended
     December  31,  1997                                 -                 -                 -            (2,290)
Net operating loss for the year  ended
    December 31, 1998                                    -                 -                -             (7,710)
Issuance of common stock for cash
    at $.05 - November 12, 1999                       700,000             700            34,300             -
Net operating loss for the year
    ended December 31, 1999                               -                -                -             (7,671)
                                                    ---------       ---------       -----------     ------------
Balance December 31, 1999                           1,394,950           1,395            65,273          (39,339)

Issuance of common stock for cash
   at $.10 - June and July 2000                     2,500,000           2,500           247,500             -
Issuance of common stock for cash
   at $.10 - July 5, 2000                             125,000             125            12,375             -
Net operating loss for the year
   ended December 31, 2000                                  -             -                -              (7,497)
                                                    ---------       ---------       -----------     ------------
Balance December 31, 2000                           4,019,950       $   4,020       $   325,148     $    (46,836)
                                                    =========       =========       ===========     ============






              The accompanying notes are an integral part of these financial statements.


                                             ORANCO, INC.
                                     ( Development Stage Company)
                                        STATEMENT OF CASH FLOWS
                        For the Years Ended December 31, 2000, and 1999 and the
                      Period June 16, 1977 (Date of Inception) to December 31, 2000

===================================================================================================

                                                                                      Jun 16, 1977
                                                       Dec 31,          Dec 31,        to Dec 31,
                                                        2000             1999             2000
                                                      ---------        ---------      -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                           $  (7,497)       $  (7,671)       $ (46,836)
       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accounts payable                  1,400              500            1,900



          Net Cash Used in Operations                    (6,097)          (7,171)         (44,936)

CASH FLOWS FROM INVESTING
   ACTIVITIES                                             --                --               --
                                                      ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock          262,500           35,000          329,168
                                                      ---------        ---------        ---------

   Net Increase (Decrease) in Cash                      256,403           27,829          284,232

   Cash at Beginning of Period                           27,829             --               --
                                                      ---------        ---------        ---------

   Cash at End of Period                              $ 284,232        $  27,829        $ 284,232
                                                      =========        =========        =========








              The accompanying notes are an integral part of these
                             financial statements.






                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================


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

Income Taxes
------------

On December 31, 2000, the Company had a net operating loss carry forward of $46,836. The income tax benefit of $14,051 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2022.

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of cash in banks. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality.

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

3. COMMON CAPITAL STOCK

On June 15, 2000 the board of directors authorized a private placement of 2,500,000 units at $0.10. Each unit consists of one share of common stock, a warrant to purchase an additional share of common stock for $0.10 at any time within two years, and a warrant to purchase a second share of common stock for $0.25 any time within four years. During June and July 2000 the Company completed the private placement.

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at a the trading value on the date of grant. 375,000 of the options were granted and on June 22, 2000 125,000 of the options were exercised for the purchase of 125,000 common shares for cash of $12,500.

4.  RELATED PARTY TRANSACTIONS

Related parties own 20% of the outstanding common stock.