Form 10QSB
period 2001-03-31
ORANCO INC
filed 2001-05-07
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March  31, 2001
                               -----------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission File number       000-28181
                       ---------------------



                                   ORANCO INC.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)



             Nevada                                               87-0574491
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



1981 East 4800 South Suite 100,  Salt Lake City, Utah               84117
------------------------------------------------------         ----------------
(Address of principal executive offices)                         (Zip Code)



                                  801-272-9294
               --------------------------------------------------
               Registrant's telephone number, including area code




               ---------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                   Outstanding as of March 31, 2001
     ---------                                 ---------------------------------
Common  Stock, $0.001                                      4,019,950




                                INDEX

                                                                                                    Page
                                                                                                    Number
                                                                                                    ------
PART I.

          ITEM 1.     Financial Statements (unaudited).................................................3

                      Balance Sheets...................................................................4
                         March 31, 2001 and December 31, 2000

                      Statements of Operations
                         For the three  months ended  March  31, 2001 and 2000.........................5 and the period June 16, 1977 to March 31, 2001

                      Statements of Cash Flows
                          For the three months ended March 31, 2001 and 2000...........................6 and the period June 16, 1977  to  March 31, 2001
                      Notes to Financial Statements....................................................7

          ITEM 2.     Plan of Operations...............................................................9

PART II

           ITEM 2     Changes in Securities ...........................................................9

          .           Signatures......................................................................10




                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at March 31, 2001 and December 31 2000, and the related statements of operations for the three months ended March 31, 2001 and 2000 and the period June 16, 1977 to March 31, 2001, the statement of cash flows for the three months ended March 31 2001 and 2000 and the period June 16, 1977 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.






                                  ORANCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2001, and December 31, 2000

--------------------------------------------------------------------------------



                                                               Mar 31,      Dec 31,
                                                                2001          2000
                                                              ---------    ---------
ASSETS

CURRENT ASSETS

   Cash                                                       $ 284,125    $ 284,232
                                                              ---------    ---------

       Total Current Assets                                   $ 284,125    $ 284,232
                                                              =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $    --      $   1,900
                                                              ---------    ---------

       Total Current Liabilities                                   --          1,900
                                                              ---------    ---------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
     4,019,950 shares issued and outstanding                      4,020        4,020

   Capital in excess of par value                               325,148      325,148

    Deficit accumulated during the development stage            (45,043)     (46,836)
                                                              ---------    ---------

       Total Stockholders' Equity                               284,125      282,332
                                                              ---------    ---------

                                                              $ 284,125    $ 284,232
                                                              =========    =========


   The accompanying notes are an integral part of these financial statements.


                                  ORANCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001, and 2000
       and the Period June 16, 1977 (Date of Inception) to March 31, 2001

--------------------------------------------------------------------------------



                                    Mar 31,         Mar 31,      Jun 16, 1977 to
                                     2001            2000         Mar  31, 2001
                                 -----------      -----------     --------------

REVENUES                         $     2,620      $      --       $     3,867

EXPENSES                                 827              724          48,910
                                 -----------      -----------     -----------

NET PROFIT (LOSS)                $     1,793      $      (724)    $   (45,043)
                                 ===========      ===========     ===========




NET LOSS PER COMMON
   SHARE

   Basic                         $      --        $      --
                                 -----------      -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic                         4,019,950        4,019,950
                                 -----------      -----------

















   The accompanying notes are an integral part of these financial statements.




                                  ORANCO, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2001, and 2000
       and the Period June 16, 1977 (Date of Inception) to March 31, 2001

---------------------------------------------------------------------------------------


                                                                           Jun 16, 1977
                                                     Mar 31,     Mar 31,     to Mar 31,
                                                      2001        2000         2001
                                                   ---------    ---------    ---------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net  profit (loss)                              $   1,793    $    (724)   $ (45,043)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


          Changes in accounts payable                 (1,900)         724         --
                                                   ---------    ---------    ---------
          Net Cash Used in Operations                   (107)        --        (45,043)
                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                        --           --           --
                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock          --           --        329,168
                                                   ---------    ---------    ---------

   Net Increase (Decrease) in Cash                      (107)        --        284,125

   Cash at Beginning of Period                       284,232         --           --
                                                   ---------    ---------    ---------

   Cash at End of Period                           $ 284,125    $    --      $ 284,125
                                                   =========    =========    =========







   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

Income Taxes
------------

On March 31, 2001, the Company had a net operating loss carry forward of $45,043. The tax benefit of 13,513 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2022.

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

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------


                           ITEM 2. PLAN OF OPERATIONS


--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------


                                   SIGNATURES


--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             Oranco, Inc.
                                             [Registrant]


                                              /s/      Claudio Gianascio
                                             -----------------------------------
                                             Claudio Gianascio - President & CFO
May 7, 2001