Form 10QSB
period 2001-06-30
ORANCO INC
filed 2001-08-14
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June  30, 2001
                               ---------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File number       000-28181
                       ---------------------


                                   ORANCO INC.
                -----------------------------------------------
               (Exact name of registrant as specified in charter)


           Nevada                                                87-0574491
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1981 East 4800 South Suite 100,  Salt Lake City, Utah               84117
------------------------------------------------------         --------------
(Address of principal executive offices)                         (Zip Code)


                                  801-272-9294
               --------------------------------------------------
               Registrant's telephone number, including area code


                       ----------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since lastreport.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

         Class                                 Outstanding as of June 30, 2001
       ---------                              ----------------------------------
  Common  Stock, $0.001                                   4,019,950



                                      INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.

          ITEM 1.   Financial Statements (unaudited).................................3

                    Balance Sheets...................................................4
                       June 30, 2001 and December 31, 2000

                    Statements of Operations
                       For the three and six  months ended June  30, 2001 and 2000...5 and the period June 16, 1977 to June 30, 2001

                    Statements of Cash Flows
                       For the six months ended June 30, 2001 and 2000...............6 and the period June 16, 1977  to June 30, 2001

                    Notes to Financial Statements....................................7

          ITEM 2.   Plan of Operations..............................................10

PART II

          ITEM 2.   Changes in Securities ..........................................10

                    Signatures .....................................................11


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and the period June 16, 1977 to June 30, 2001, the statement of cash flows for the six months ended June 30, 2001 and 2000 and the period June 16, 1977 to June 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


                                      ORANCO, INC.
                              ( Development Stage Company)
                                     BALANCE SHEETS
                          June 30, 2001, and December 31, 2000

----------------------------------------------------------------------------------------



                                                                  Jun 30,      Dec 31,
                                                                   2001         2000
                                                                 ---------    ---------
ASSETS

CURRENT ASSETS

   Cash ......................................................   $ 284,351    $ 284,232
                                                                 ---------    ---------

       Total Current Assets ..................................   $ 284,351    $ 284,232
                                                                 =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable ..........................................   $    --      $   1,900
                                                                 ---------    ---------

       Total Current Liabilities .............................        --          1,900
                                                                 ---------    ---------


STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at $0.001 par value;
     4,019,950 shares issued and outstanding .................       4,020        4,020

   Capital in excess of par value ............................     325,148      325,148

   Deficit  accumulated during the development stage .........     (44,817)     (46,836)
                                                                 ---------    ---------

       Total Stockholders' Equity ............................     284,351      282,332
                                                                 ---------    ---------

                                                                 $ 284,351    $ 284,232
                                                                 =========    =========


   The accompanying notes are an integral part of these financial statements.

                                            ORANCO, INC.
                                    ( Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                     For the Three and Six Months Ended June 30, 2001, and 2000
                  and the Period June 16, 1977 (Date of Inception) to June 30, 2001

--------------------------------------------------------------------------------------------------


                                 Three Months                    Six Months
                        --------------------------     --------------------------
                           Jun 30,        Jun 30,         Jun 30,        Jun 30,    Jun 16, 1977 to
                            2001           2000            2001           2000       Jun  30, 2001
                        -----------    -----------     -----------    -----------     -----------

REVENUES ...........    $     2,063    $      --       $     4,683    $      --       $     5,930

EXPENSES ...........          1,837          1,088           2,664          1,812          50,747
                        -----------    -----------     -----------    -----------     -----------

NET PROFIT (LOSS) ..    $       226    $    (1,088)    $     2,019    $    (1,812)    $   (44,817)
                        ===========    ===========     ===========    ===========     ===========




NET LOSS PER COMMON
   SHARE

   Basic ...........    $      --      $      --       $      --      $      --
                        -----------     -----------    -----------     -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic .........      4,019,950      4,019,950       4,019,950      4,019,950
                        -----------     -----------    -----------     -----------








             The accompanying notes are an integral part of these financial statements.


                                                 -5-


                                         ORANCO, INC.
                                 ( Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                               For the Six Months Ended June 30,
                          2001, and 2000 and the Period June 16, 1977
                             (Date of Inception) to June 30, 2001

---------------------------------------------------------------------------------------------


                                                                                   Jun 16, 1977
                                                         Jun 30,       Jun 30,      to Jun 30,
                                                          2001          2000           2001
                                                        ---------     ---------     ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net  profit (loss) ................................  $   2,019     $  (1,812)    $ (44,817)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


          Changes in accounts payable ................     (1,900)         (500)         --
                                                        ---------     ---------     ---------

          Net Cash Used in Operations ................        119        (2,312)      (44,817)
                                                        ---------     ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                             --            --            --
                                                        ---------     ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock .......       --         212,500       329,168
                                                        ---------     ---------     ---------

   Net Increase (Decrease) in Cash ...................        119       210,188       284,351

   Cash at Beginning of Period .......................    284,232        27,829          --
                                                        ---------     ---------     ---------

   Cash at End of Period .............................  $ 284,351     $ 238,017     $ 284,351
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


Income Taxes
------------

On June 30, 2001, the Company had a net operating loss carry forward of $44,817. The tax benefit of 13,445 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2022.


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


Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, are considered by management to be their estimated fair values.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality.


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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


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

                                           Oranco, Inc.
                                           [Registrant]


                                            S/ Claudio Gianascio
                                            ------------------------------------
                                            Claudio Gianascio - President & CFO
August 14, 2001