Form 10QSB
period 2001-09-30
ORANCO INC
filed 2001-11-09
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September  30, 2001
                               ----------------------------

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission File number          000-28181
                       -------------------------------



                                   ORANCO INC.
                          ----------------------------
               (Exact name of registrant as specified in charter)


           Nevada                                             87-0574491
-------------------------------                             --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


1981 East 4800 South Suite 100,  Salt Lake City, Utah             84117
-----------------------------------------------------      --------------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                              --------------------
               Registrant's telephone number, including area code

                              ---------------------
             (Former name, former address, and former fiscal year,
                         if changed since lastreport.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                          Outstanding as of September 30, 2001
           ---------                        ------------------------------------
      Common  Stock, $0.001                             4,019,950


                                               INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.

          ITEM 1.   Financial Statements (unaudited).........................................3

                    Balance Sheets...........................................................4
                       September 30, 2001 and December 31, 2000

                    Statements of Operations
                       For the three and nine  months ended September  30, 2001 and 2000 ....5 and the period June 16, 1977 to September 30, 2001
                    Statements of Cash Flows
                        For the nine months ended September 30, 2001 and 2000 ...............6 and the period June 16, 1977  to September 30, 2001

                    Notes to Financial Statements............................................7

          ITEM 2.   Plan of Operations......................................................10

PART II

           ITEM 2   Changes in Securities ..................................................10

         .          Signatures .............................................................10


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and the period June 16, 1977 to September 30, 2001, the statement of cash flows for the nine months ended September 30, 2001 and 2000 and the period June 16, 1977 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2001, and December 31, 2000

--------------------------------------------------------------------------------



                                                          Sept 30,      Dec 31,
                                                            2001         2000
                                                          ---------   ---------
ASSETS
CURRENT ASSETS

   Cash                                                   $  33,314   $ 284,232
                                                          ---------   ---------

   Total Current Assets                                      33,314     284,232
                                                          ---------   ---------

LONG TERM NOTE RECEIVABLE - note 3                          254,931        --
                                                          ---------   ---------

                                                          $ 288,245   $ 284,232
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                       $    --     $   1,900
                                                          ---------   ---------

   Total Current Liabilities                                   --         1,900
                                                          ---------   ---------


STOCKHOLDERS' EQUITY

   Common stock
    100,000,000 shares authorized, at $0.001 par value;
    4,019,950 shares issued and outstanding                   4,020       4,020

   Capital in excess of par value                           325,148     325,148

   Deficit accumulated during the development stage         (40,923)    (46,836)
                                                          ---------   ---------

   Total Stockholders' Equity                               288,245     282,332
                                                          ---------   ---------

                                                          $ 288,245   $ 284,232
                                                          =========   =========


   The accompanying notes are an integral part of these financial statements.


                                          ORANCO, INC.
                                  ( Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                For the Three and Nine Months Ended September 30, 2001, and 2000
             and the Period June 16, 1977 (Date of Inception) to September 30, 2001

-----------------------------------------------------------------------------------------------


                               Three Months               Nine Months
                       -------------------------    -------------------------
                         Sept 30,      Sept 30,       Sept 30,     Sept 30,      Jun 16, 1977 to
                           2001          2000           2001         2000        Sept  30, 2001
                       -----------   -----------    -----------   -----------    --------------
REVENUES               $     5,516   $      --      $    10,200   $      --      $       11,447

EXPENSES                     1,622         2,494          4,287         4,306            52,370
                       -----------   -----------    -----------   -----------    --------------

NET PROFIT (LOSS)      $     3,894   $    (2,494)   $     5,913   $    (4,306)   $      (40,923)
                       ===========   ===========    ===========   ===========    ==============




NET LOSS PER COMMON
   SHARE

   Basic               $      --     $      --      $      --     $      --
                       -----------   -----------    -----------   -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic               4,019,950     4,019,950      4,019,950     4,019,950
                       -----------   -----------    -----------   -----------










   The accompanying notes are an integral part of these financial statements.


                                      ORANCO, INC.
                              ( Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                 For the Nine Months Ended September 30, 2001, and 2000
         and the Period June 16, 1977 (Date of Inception) to September 30, 2001

----------------------------------------------------------------------------------------


                                                                            Jun 16, 1977
                                                     Sept 30,     Sept 30,   to Jun 30,
                                                      2001         2000        2001
                                                   ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net  profit (loss)                              $   5,913    $  (4,306)   $ (40,923)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

       Changes in accounts payable                    (1,900)        (500)        --
       Changes in accrued interest receivable         (4,931)        --         (4,931)


       Net Cash Used in Operations                      (918)      (4,806)     (45,854)
                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

       Investment in long term note receivable      (250,000)        --       (250,000)
                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock               --        262,500      329,168
                                                   ---------    ---------    ---------

   Net Increase (Decrease) in Cash                  (250,918)     257,694       33,314

   Cash at Beginning of Period                       284,232       27,829         --
                                                   ---------    ---------    ---------

   Cash at End of Period                           $  33,314    $ 285,523    $  33,314
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

Income Taxes
------------
On September 30, 2001, the Company had a net operating loss carry forward of $40,923. The tax benefit of approximately of 12,277 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2022.

Basic  Net Income (Loss) Per Share
----------------------------------
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Financial Instruments
---------------------
The carrying amounts of financial instruments, including cash and a long term note receivable, are considered by management to be their estimated fair values.

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

3.  LONG TERM NOTE RECEIVABLE

On July 20, 2001 the Company invested in a long term note receivable of $250,000 due July 31, 2004. Interest at 10% annually is payable each year on July 31. Interest receivable had been accrued to September 30, 2001.

4. COMMON CAPITAL STOCK

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


5.  RELATED PARTY TRANSACTIONS

Related parties own 20% of the outstanding common stock.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

During this quarter the Company invested in a long term note receivable of $250,000 due July 31, 2004. Interest at 10% annually is payable each year on July 31. Interest receivable had been accrued to September 30, 2001.

Liquidity and Capital Resources
-------------------------------
The Company has cash on hand of $33,314.

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

                                             Oranco, Inc.
                                             [Registrant]

                                             S/ Claudio Gianascio
                                             -----------------------------------
                                             Claudio Gianascio - President & CFO
November 8, 2001