Form 10KSB
period 2001-12-31
ORANCO INC
filed 2002-03-29
CIK 1098996

United States Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001
                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 0-28181
                                              ---------

                                  Oranco, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Nevada                             87-0574491
                   --------                            ----------
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

     (1)   Yes  [X]    No [  ]           (2)   Yes [X]    No  [  ]

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                           December 31, 2001 - $16,607



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     At March 15, 2002, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 15, 2002
                                    4,019,950

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

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I                                                                      Page
------                                                                      ----

ITEM 1.  DESCRIPTION OF BUSINESS                                              4

ITEM 2.  DESCRIPTION OF PROPERTIES                                            8

ITEM 3.  LEGAL PROCEEDINGS                                                    8

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    9


PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

ITEM 7.  FINANCIAL STATEMENTS                                                11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            12


PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                  12

ITEM 10. EXECUTIVE COMPENSATION                                              14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                      15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      16


ITEM 13. EXHIBITS & REPORTS ON FORM 8K                                       17

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


Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements
--------------------------------------------------------------------------
or Labor Contracts.
-------------------

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


Item 3.  Legal Proceedings.
---------------------------

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

Name of Purchaser                      Date          Number of Shares    Consideration
------------------------              -----         ------------------   ---------------
Claudio Gianascio                   11/09/99          700,000 (1)(2)        $35,000
W. Sterling Mason Jr.               06/22/2000        125,000 (3)           $12,500
Comprehensive Ventures Inc. Ltd.    07/07/2000        400,000 (1)(4)        $40,000
Progressive Emerging Ventures Ltd.  07/07/2000        400,000 (1)(4)        $40,000
Capital One International SA        07/07/2000        350,000 (1)(4)        $35,000
Allevamento Cristal Srl             07/07/2000        200,000 (1)(4)        $20,000
S.K.G. New York, Inc.               07/07/2000         50,000 (1)(4)        $ 5,000
Innovative Investment Network Ltd.  07/07/2000        200,000 (1)(4)        $20,000
Prestige Underwriters NV            07/07/2000        350,000 (1)(4)        $35,000
OTC Opportunities Ltd.              07/07/2000        350,000 (1)(4)        $35,000
Advanced Securities Management Ltd  07/07/2000        200,000 (1)(4)        $20,000

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

(4)These  consisted of units.  Each unit consisted of one share of common stock;
one "a" warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.10 per share within two years of the date of issuance; and one "b" warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.25 per share within two years of the date of issuance.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations since inception. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management intends to focus is efforts in Europe both because management is located there and because management believes that the Company can locate superior acquisition opportunities in Europe. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2001, it had $32,346 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.


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

Year ended December 31, 2001 compared to year ended December 31, 2000
---------------------------------------------------------------------

     Revenues for the year ended December 31, 2001 were $16,607 compared to $1,247 for the year ended December 31, 2000. This represents an increase of $15,360 or 1231%. This increase is totally attributable to the Company's cash being invested for the entire 2001 year in interest bearing accounts or instruments which was not the case for the entire 2000 year.

     Expenses for the year ended December 31, 2001 were $5,360 compared to $8,744 for the year ended December 31, 2000. This represents a decrease of $3,384 or 39% and is attributable to a reduction in legal and other administrative costs.

    Net income for the year ended December 31, 2001 was $11,247 compared to a net loss of $7,497 for the year ended December 31, 2000. This increase is attributable to investing the Company's cash into interest bearing accounts and instruments and a reduction of administrative expenses.

Liquidity.
----------

    The Company's primary need for capital has been to pay the ongoing administrative expenses associated with being a reporting company such as legal, accounting and EDGAR filing. The Company, although more aggressively seeking an acquisition or merger partner, does not anticipate this changing in the next 12 months, unless a suitable acquisition or merger candidate is located. However, because of the limited amount available no assurance can be given that this will be the case.

     During the fiscal years ended December 31, 2001 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2001 had $32,346 in cash or cash equivalents compared to $284,232 at December 31, 2000, a decrease of $251,886 or 87%. This was attributable to the fact that the Company in July of 2001 loaned $250,000 to an unrelated company on an unsecured basis at 10% interest.

     As of December 31, 2001 the Company had a long term note receivable of $261,233 compared to no such note as of December 31, 2000. This increase is directly attributable to the loan to an unrelated company in July of 2001. On February 5, 2002 the Company exchanged the note receivable for a 7% secured convertible debenture due December 31, 2004 in the amount of $265,000. Interest is payable annually on December 31 in the common capital stock of Air Packaging Technologies Inc. at the average bid price of the shares. The debenture is convertible to common stock of Air Packaging Technologies Inc. at the option of the Company.


Item 7.  Financial Statements.
------------------------------

    The financial statements of the Company are included following the signature page to this form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

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

Alfredo M. Villa holds a masters degree in economics from the University of Geneva, Switzerland and attended Bocconi University in Milan, Italy. He has over 15 years of experience with the Swiss banking industry. Since 1999 he has been a founding Director of Mediapolis S.A. Until 2001, he was Chairman and CEO of SCF Societa di Consulenza Finanziaria S.A., a Swiss corporation specializing in asset management, mergers, acquisitions, and investment banking, where he served since 1994. Prior to that Mr. Villa was an asset manager with several other European financial institutions. In addition, Mr. Villa was Chairman of the Board of Alma Grafiche Srl, of Milan, Italy, a leader in the high quality printing of books and magazines from 1995 until February 1998. In addition, Mr. Villa was, until 2000, Secretary and a Director of Private Media Group, Inc., a reporting company listed on NASDAQ.


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

    The following table sets forth as of December 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

          Name               Position                        Reports Filed
          ----               --------                        -------------

          NONE

Item 10. Executive Compensation.
--------------------------------

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated

                                           Summary Compensation Table

                                          Annual Compensation                   Awards                   Payouts
                                  -----------------------------------  ----------------------- ------------------------

         (a)              (b)             (c)          (d)     (e)        (f)         (g)         (h)         (i)
                                                              Other                 Securities
                                                              Annual    Restricted  Underlying              All Other
                         Year or                              Comp-       Stock     Options      LTIP        Compen-
Name and Principal       Period      Salary       Bonus      ensation                           Payouts      sation
Position                 Ended        ($)          ($)         ($)         ($)        (#)         ($)          ($)
----------------------- --------- ------------ ------------ ---------- ----------- ----------- ---------- -------------
Claudio
Gianascio,             12/31/2001       0           0             0         0              0        0           0
Pres, Sec,             12/31/2000       0           0             0         0        125,000        0           0
Treas, Dir             12/31/1999       0           0             0         0              0        0           0

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

NONE

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

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements.
-------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

(1) Includes options to purchase 125,000 granted to Mr. Gianascio on January 11, 2000.
(2) Percentage is calculated assuming that Mr. Gianascio had exercised his options to purchase 125,000 shares of stock and that there were thus 4,144,950 shares outstanding.
(3) Does not include "a" and "b" warrants that require 60 days prior notice to exercise.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                Number of                        Percentage of
Name and Address       Shares Beneficially Owned                 of Class
----------------       --------------------------                ---------

Claudio Gianascio                825,000(1)                        20.5%(2)
Corso Elvezia 4
Ch-6900 Lugano
Switzerland

Alfredo M. Villa                 125,000(1)                        3.01%(3)
Corso Elvezia 4
Ch-6900 Lugano
Switzerland
                          --------------------                   -------------


All directors and
executive officers               950,000(1)                        23.51%(4)
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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

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


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

NONE


Exhibits
--------

Exhibit
Number               Description*
------               ------------

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

                                ORANCO, INC.



Date: 3-28-2002                 By s/Claudio Gianascio
                                   -------------------------
                                   Claudio Gianascio
                                   President, Secretary, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



                                     ORANCO, INC.



Date:  3-28-2002                     s/ Claudio Gianascio
                                     ----------------------------
                                     Claudio Gianascio
                                     President, Secretary,
                                     Treasurer and Director



Date:  3-28-2002                     s/ Alfredo M. Villa
                                     ----------------------------
                                     Alfredo M. Villa
                                     Director

ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants

Member SEC Practice Section of the AICPA          941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098




Board of Directors
Oranco, Inc.
Salt Lake City, Utah


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 2001 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, and 2000 and the period June 16, 1977 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2001 and the results of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period June 16, 1977 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



March 20, 2002
Salt Lake City, Utah                              /Andersen Andersen and Strong

                                  ORANCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001

--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS

   Cash                                                               $  32,346
                                                                      ---------

   Total Current Assets                                                  32,346
                                                                      ---------

LONG TERM NOTE RECEIVABLE - Note 3                                      261,233
                                                                      ---------

                                                                      $ 293,579
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                   $    --
                                                                      ---------

   Total Current Liabilities                                               --
                                                                      ---------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
      4,019,950 shares issued and outstanding                             4,020

   Capital in excess of par value                                       325,148

    Deficit accumulated during the development stage                    (35,589)
                                                                      ---------

       Total Stockholders' Equity                                       293,579
                                                                      ---------

                                                                      $ 293,579
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2001, and 2000 and the
          Period June 16, 1977 (Date of Inception) to December 31, 2001

--------------------------------------------------------------------------------



                                    Dec 31,          Dec 31,     Jun 16, 1977 to
                                     2001             2000        Dec  31, 2001
                                 -----------      -----------     ------------

REVENUES                         $    16,607      $     1,247      $    17,854

EXPENSES                               5,360            8,744           53,443
                                 -----------      -----------      -----------

NET PROFIT (LOSS)                $    11,247      $    (7,497)     $   (35,589)
                                 ===========      ===========      ===========




NET LOSS PER COMMON
   SHARE

   Basic                         $      --        $      --
                                 -----------       -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic                         4,019,950        4,019,950
                                 -----------       -----------







                 The accompanying notes re an integral part of
                          these financial statements.


                                                 ORANCO, INC.
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Period June 16, 1977 (date of inception) to December 31, 2001

-------------------------------------------------------------------------------------------------------------------


                                                        Common Stock            Capital in
                                                  ----------------------------  Excess of      Accumulated
                                                    Shares        Amount        Par Value        Deficit
                                                  ----------------------------------------------------------
Balance June 16, 1977 (date of inception)              --        $    --        $    --        $    --
Issuance of common stock for cash at $.034 -
   July  9, 1982                                    231,300            231          7,594           --
Issuance of common stock for cash at $.079 -
   November 12, 1982                                143,650            144         11,199           --
Issuance of common stock for cash at $.025
    December 12, 1983                                40,000             40            960           --
Net operating loss for the year ended
   December  31, 1983                                  --             --             --          (20,168)
Issuance of common stock for cash at $.019
   June 6, 1984                                      40,000             40            710           --
Net operating loss for the year ended
    December 31, 1984                                  --             --             --             (750)
Issuance of common stock for cash at $.019
   January  15, 1985                                 40,000             40            710           --
Net operating loss for the year ended
    December  31, 1985                                 --             --             --             (750)
Issuance of common stock for cash at $.05 -
   May 16, 1997                                     200,000            200          9,800           --
Net operating loss for the year ended
     December 31, 1997                                 --             --             --           (2,290)
Net operating loss for the year ended
    December 31, 1998                                  --             --             --           (7,710)
Issuance of common stock for cash
    at $.05 - November 12, 1999                     700,000            700         34,300           --
Net operating loss for the year
    ended December 31, 1999                            --             --             --           (7,671)
Issuance of common stock for cash
   at $.10 - June and July 2000                   2,500,000          2,500        247,500           --
Issuance of common stock for cash
   at $.10 - July 5, 2000                           125,000            125         12,375           --
Net operating loss for the year
   ended December 31, 2000                             --             --             --           (7,497)
                                                  ---------      ---------      ---------      ---------
Balance December 31, 2000                         4,019,950          4,020        325,148        (46,836)
Net operating profit for the year
   ended December 31, 2001                             --             --             --           11,247
                                                  ---------      ---------      ---------      ---------
Balance December 31, 2001                         4,019,950      $   4,020      $ 325,148      $ (35,589)
                                                  =========      =========      =========      =========


                  The accompanying notes are an integral part of these financial statements.


                                                     F-4


                                           ORANCO, INC.
                                   ( Development Stage Company)
                                     STATEMENT OF CASH FLOWS
                     For the Years Ended December 31, 2001, and 2000 and the
                  Period June 16, 1977 (Date of Inception) to December 31, 2001

-------------------------------------------------------------------------------------------------


                                                                                     Jun 16, 1977
                                                          Dec 31,        Dec 31,      to Dec 31,
                                                           2001           2000           2001
                                                        ---------      ---------      ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                    $  11,247      $  (7,497)     $ (35,589)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accrued interest receivable       (11,233)          --          (11,233)
             Changes in accounts payable                   (1,900)         1,400           --


          Net Cash Used in Operations                      (1,886)        (6,097)       (46,822)
                                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

       Note receivable                                   (250,000)          --         (250,000)
                                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock               --          262,500        329,168
                                                        ---------      ---------      ---------

   Net Increase (Decrease) in Cash                       (251,886)       256,403         32,346

   Cash at Beginning of Period                            284,232         27,829           --
                                                        ---------      ---------      ---------

   Cash at End of Period                                $  32,346      $ 284,232      $  32,346
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


Income Taxes
------------

On December 31, 2001, the Company had a net operating loss carry forward of $35,589. The income tax benefit of approximately $10,677 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2022.


Basic  Income (Loss) Per Share
------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.


Financial Instruments
---------------------

The  carrying  amounts  of  financial  instruments,   including  cash  and  note
recievable, are considered by management to be their estimated fair values.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable, however, the note receivable is considered by management fully collectable. (note 3)


Estimates and Assumptions
-------------------------

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

3.  LONG TERM NOTE RECEIVABLE

On July 20, 2001 the Company invested in a long term 10% note receivable of $250,000 due July 31, 2004. Interest is payable each year on July 31 and has been accrued to December 31, 2001. On February 5, 2002 the Company exchanged the note receivable for a 7% secured convertible debenture due December 31, 2004 in the amount of $265,000. Interest is payable annually on December 31 in the common capital stock of Air Packaging Technologies Inc. at the average bid price of the shares. The debenture is convertible to common stock of Air Packaging Technologies Inc. at the option of the Company.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


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

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at a the trading value on the date of grant. 375,000 of the options were granted on June 22, 2000 and 125,000 of the options were exercised for the purchase of 125,000 common shares at $.10 a share for $12,500.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired or have under option 24% of the outstanding common stock.