Form 10QSB
period 2002-03-31
ORANCO INC
filed 2002-05-09
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended       March  31, 2002
                               ----------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File number           000-28181
                       -------------------------------

                                   ORANCO INC.
                         -------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                              87-0574491
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1981 East 4800 South Suite 100,  Salt Lake City, Utah              84117
-----------------------------------------------------          -------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                           -------------------------
               Registrant's telephone number, including area code


                         -------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                   Outstanding as of March 31, 2002
                ---------                 --------------------------------
           Common  Stock, $0.001                      4,019,950




                                         INDEX

                                                                                  Page
                                                                                  Number
PART I.

          ITEM 1.   Financial Statements (unaudited).................................3

                    Balance Sheets...................................................4
                       March 31, 2002 and December 31, 2001

                    Statements of Operations
                       For the three  months ended  March 31, 2002 and 2001 .........5 and the period June 16, 1977 to March 31, 2002

                    Statements of Cash Flows
                        For the three months ended March 31, 2002 and 2001 ..........6 and the period June 16, 1977  to  March 31, 2002

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



                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at March 31, 2002 and December 31 2001, and the related statements of operations for the three months ended March 31, 2002 and 2001 and the period June 16, 1977 to March 31, 2002, the statements of cash flows for the three months ended March 31 2002 and 2001 and the period June 16, 1977 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.



                                         ORANCO, INC.
                                 ( Development Stage Company)
                                        BALANCE SHEETS
                             March 31, 2002, and December 31, 2001

---------------------------------------------------------------------------------------------



                                                                         Mar 31,      Dec 31,
                                                                          2002         2001
                                                                       ---------    ---------
ASSETS
CURRENT ASSETS

   Cash                                                                $  32,432    $  32,346
                                                                       ---------    ---------
          Total Current Assets                                            32,432       32,346
                                                                       ---------    ---------

OTHER ASSETS
    Long term note receivable - note 3                                   267,795      261,233
    Available for sale securities - note 4                                 7,794         --
                                                                       ---------    ---------
                                                                         275,589      261,233
                                                                       ---------    ---------

                                                                       $ 308,021    $ 293,579
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                    $   1,883    $    --
                                                                       ---------    ---------
         Total Current Liabilities                                         1,883         --
                                                                       ---------    ---------

DEFERRED INTEREST INCOME - note 3                                         14,221         --
                                                                       ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        4,019,950 shares issued and outstanding                            4,020        4,020
   Capital in excess of par value                                        325,148      325,148
    Provision for valuation - available for sale securities - note 4      (5,836)        --
    Deficit accumulated during the development stage                     (31,415)     (35,589)
                                                                       ---------    ---------
       Total Stockholders' Equity                                        291,917      293,579
                                                                       ---------    ---------

                                                                       $ 308,021    $ 293,579
                                                                       =========    =========


                     The accompanying notes are an integral part of these
                                    financial statements.

                                              -4-




                                                 ORANCO, INC.
                                         ( Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                          For the Three Months Ended March 31, 2002, and 2001 and the
                          Period June 16, 1977 (Date of Inception) to March 31, 2002

------------------------------------------------------------------------------------------------------------



                                                                Mar 31,          Mar 31,      Jun 16, 1977 to
                                                                 2002             2001         Mar  31, 2002
                                                             -----------       -----------      -----------

REVENUES                                                     $     6,057       $     2,620      $    23,911

EXPENSES                                                           1,883               827           55,326
                                                             -----------       -----------      -----------

NET PROFIT (LOSS)                                                  4,174       $     1,793      $   (31,415)
                                                              ============      ===========      ===========

COMPREHENSIVE GAIN (LOSS)

Provision for valuation - available for sale securities           (5,836)
                                                              -----------

COMPREHENSIVE LOSS                                           $    (1,662)
                                                              ===========



NET LOSS PER COMMON
   SHARE

   Basic                                                     $      --         $      --
                                                             -----------       -----------



AVERAGE OUTSTANDING
    SHARES

     Basic                                                     4,019,950         4,019,950
                                                             -----------       -----------











                                The accompanying notes are an integral part of
                                         these financial statements.

                                                      -5-


                                      ORANCO, INC.
                              ( Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 2002, and 2001
           and the Period June 16, 1977 (Date of Inception) to March 31, 2002

-----------------------------------------------------------------------------------------


                                                                              Jun 16, 1977
                                                     Mar 31,        Mar 31,     to Mar 31,
                                                      2002           2001          2002
                                                    ---------     ---------     ---------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net  profit (loss)                               $   4,174     $   1,793     $ (31,415)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Changes in accrued interest receivable       (5,971)         --         (17,204)
          Changes in accounts payable                   1,883        (1,900)        1,883


          Net Cash Used in Operations                      86          (107)      (46,736)
                                                    ---------     ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

          Purchase of a  note receivable                 --            --        (250,000)
                                                    ---------     ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock         --            --         329,168
                                                    ---------     ---------     ---------

   Net Increase (Decrease) in Cash                         86          (107)       32,432

   Cash at Beginning of Period                         32,346       284,232          --
                                                    ---------     ---------     ---------

   Cash at End of Period                            $  32,432     $ 284,125     $  32,432
                                                    =========     =========     =========







                 The accompanying notes are an integral part of
                           these financial statements.

                                       -6-

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


Income Taxes
------------

On March 31, 2002, the Company had a net operating loss carry forward of $31,415. The tax benefit of approximately 9,245 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2023.


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split..


Financial Instruments
---------------------

The  carrying  amounts  of  financial   instruments,   including  cash,  a  note
receivable, securities , and accounts payable, are considered by management to be their estimated fair values.

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

3.  LONG TERM NOTE RECEIVABLE

On July 20, 2001 the Company purchased a long term 10% note receivable of $250,000 due July 31, 2004. Interest has been accrued and added to the balance of the note. On February 5, 2002 the Company exchanged the note receivable for a 7% secured convertible debenture note receivable due December 31, 2004 in the amount of $265,000 and the resulting increase of $15,000 is being amortized to interest income over the term of the new note. Interest is payable annually on December 31 in the common capital stock of Air Packaging Technologies Inc. at the average bid price of the shares. The debenture is convertible to common stock of Air Packaging Technologies Inc. at the option of the Company.

4.  AVAILABLE FOR SALE SECURITIES

Available for sale securities consists of 15,587 common shares of Air Packaging Technologies Inc .which is shown at fair market value at the balance sheet date. The stock was received as payment of interest on the note receivable outlined in note 3.

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

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at the trading value on the date of grant. 375,000 of the options were granted on June 22, 2000 and 125,000 of the options were exercised for the purchase of 125,000 common shares at $.10 a share for $12,500.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired or have under option 24% of the outstanding common stock.

6.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for its future planned activity. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

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

                                     Oranco, Inc.
May 9, 2002                          [Registrant]


                                     S/ Claudio Gianascio
                                     -------------------------------------------
                                     Claudio Gianascio- President & Treasurer