Form 10QSB
period 2002-06-30
ORANCO INC
filed 2002-08-13
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June  30, 2002
                               ----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

Commission File number         000-28181
                       --------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                            Outstanding as of June 30, 2002
           ---------                         --------------------------------
      Common  Stock, $0.001                          4,019,950

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.

    ITEM 1.    Financial Statements (unaudited)...........................3

               Balance Sheets.............................................4
                  June 30, 2002 and December 31, 2001

               Statements of Operations
                  For the three and six months ended June 30, 2002 and 2001 and the period June 16, 1977 to June 30, 2002

               Statements of Cash Flows
                   For the six months ended June 30, 2002 and 2001........6
                   and the period June 16, 1977  to June 30, 2002

               Notes to Financial Statements..............................7

    ITEM 2.    Plan of Operations........................................10

PART II

    ITEM 2.    Changes in Securities ....................................10

               Signatures................................................11

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2002 and December 31 2001, and the related statements of operations for the three and six months ended June 30, 2002 and 2001 and the period June 16, 1977 to June 30, 2002, the statements of cash flows for the six months ended June 30 2002 and 2001 and the period June 16, 1977 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.




                                         ORANCO, INC.
                                 ( Development Stage Company)
                                        BALANCE SHEETS
                             June 30, 2002, and December 31, 2001

---------------------------------------------------------------------------------------------



                                                                        Jun 30,     Dec 31,
                                                                         2002         2001
                                                                      ---------    ---------
ASSETS
CURRENT ASSETS

   Cash                                                               $  29,704    $  32,346
                                                                      ---------    ---------
          Total Current Assets                                           29,704       32,346
                                                                      ---------    ---------

OTHER ASSETS
    Long term note receivable - note 3                                  272,433      261,233
    Available for sale securities - note 4                                7,326         --
                                                                      ---------    ---------
                                                                        279,759      261,233

                                                                      $ 309,463    $ 293,579
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                   $   2,125    $    --
                                                                      ---------    ---------
         Total Current Liabilities                                        2,125         --
                                                                      ---------    ---------

DEFERRED INTEREST INCOME - note 3                                        12,933         --
                                                                      ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at $0.001 par value;
     4,019,950 shares issued and outstanding                              4,020        4,020
   Capital in excess of par value                                       325,148      325,148
   Provision for valuation - available for sale securities - note 4      (6,304)        --
   Deficit accumulated during the development stage                     (28,459)     (35,589)
                                                                      ---------    ---------
           Total Stockholders' Equity                                   294,405      293,579
                                                                      ---------    ---------

                                                                      $ 309,463    $ 293,579
                                                                      =========    =========


                     The accompanying notes are an integral part of these
                                    financial statements.




                                                  ORANCO, INC.
                                          ( Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                       For the Three and Six Months Ended June 30, 2002, and 2001 and the
                           Period June 16, 1977 (Date of Inception) to June 30, 2002

-------------------------------------------------------------------------------------------------------------


                                            Three Months                  Six Months
                                    --------------------------    -------------------------
                                       Jun 30,       Jun 30,         Jun 30,      Jun 30,     Jun 16, 1977 to
                                        2002          2001            2002         2001        Jun  30, 2002
                                    -----------    -----------    -----------   -----------   ---------------
REVENUES                            $     6,016    $     2,063    $    12,073   $     4,683   $        29,927

EXPENSES                                  3,060          1,837          4,943         2,664            58,386
                                    -----------    -----------    -----------   -----------   ---------------

NET PROFIT (LOSS)                         2,956    $       226          7,130   $     2,019   $       (28,459)
                                    ===========    ===========    ===========   ===========   ===============

COMPREHENSIVE GAIN (LOSS)

Provision for valuation -
    available for sale securities          (468)        (6,304)
                                    -----------    -----------

COMPREHENSIVE GAIN                  $     2,488    $       826
                                    ===========    ===========


NET LOSS PER COMMON
   SHARE

   Basic                            $      --      $      --      $      --     $      --
                                    -----------    -----------    -----------   -----------

AVERAGE OUTSTANDING
    SHARES

     Basic                            4,019,950      4,019,950      4,019,950     4,019,950
                                    -----------    -----------    -----------   -----------











                                 The accompanying notes are an integral part of
                                          these financial statements.




                                        ORANCO, INC.
                                ( Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 2002, and 2001 and the
                 Period June 16, 1977 (Date of Inception) to June 30, 2002

------------------------------------------------------------------------------------------


                                                                              Jun 16, 1977
                                                      Jun 30,      Jun 30,     to Jun 30,
                                                       2002         2001         2002
                                                    ---------    ---------    ---------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net  profit (loss)                               $   7,130    $   2,019    $ (28,459)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

       Net changes in accrued interest receivable     (11,897)        --        (23,130)
       Changes in accounts payable
                                                        2,125       (1,900)       2,125


          Net Cash Used in Operations                  (2,642)         119      (49,464)
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
       Purchase of a  note receivable                    --           --       (250,000)
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                --           --        329,168
                                                    ---------    ---------    ---------

   Net Increase (Decrease) in Cash                     (2,642)         119       29,704

   Cash at Beginning of Period                         32,346      284,232         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $  29,704    $ 284,351    $  29,704
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

Income Taxes
------------

On June 30, 2002, the Company had a net operating loss available for carry forward of $28,459. The tax benefit of approximately $8,538 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2023.

Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split.

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable, however, management considers the note to be fully collectable. (note 3)

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

6.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for its future planned activity, which is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

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

                                       Oranco, Inc.
                                       [Registrant]


                                       S/ Claudio Gianascio
                                       ----------------------------------------
                                       Claudio Gianascio- President & Treasurer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Oranco, Inc. (the "Company") on Form 10- QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Claudio Gianascio, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ Claudio Gianascio
-----------------------
Chief Executive Officer

August 13, 2002