Form 10QSB
period 2002-09-30
ORANCO INC
filed 2002-11-14
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September  30, 2002
                               -----------------------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ----------

Commission File number         000-28181
                       -----------------------

                                   ORANCO INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0574491
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah              84117
------------------------------------------------------         -------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                           _________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

               Class                 Outstanding as of September 30, 2002
               -----                 ------------------------------------
        Common  Stock, $0.001                    4,019,950




                                             INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.

          ITEM 1. Financial Statements (unaudited).......................................3

                  Balance Sheets.........................................................4
                     September 30, 2002 and December 31, 2001

                  Statements of Operations
                     For the three and nine   months ended September 30, 2002 and 2001
                     and the period June 16, 1977 to September 30, 2002 .................5

                  Statements of Cash Flows
                      For the nine months ended September 30, 2002 and 2001 .............6 and the period June 16, 1977  to September 30, 2002


                  Notes to Financial Statements.............................. ..........7

          ITEM 2. Plan of Operations....................................................10

PART II

          ITEM 2.       Exhibits .......................................................10

          Signatures ...................................................................11




                                PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at September 30, 2002 and December 31 2001, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001 and the period June 16, 1977 to September 30, 2002, the statements of cash flows for the nine months ended September 30 2002 and 2001 and the period June 16, 1977 to September 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                              ORANCO, INC.
                                      ( Development Stage Company)
                                             BALANCE SHEETS
                                September 30, 2002, and December 31, 2001

--------------------------------------------------------------------------------------------------------



                                                                                 Sept 30,      Dec 31,
                                                                                   2002         2001
                                                                                 ---------    ---------
ASSETS
CURRENT ASSETS

   Cash
                                                                                 $  26,885    $  32,346
                                                                                 ---------    ---------
       Total Current Assets                                                         26,885       32,346
                                                                                 ---------    ---------

OTHER ASSETS
    Long term note receivable - note 3                                             277,108      261,233
    Available for sale securities - note 4                                          10,911         --
                                                                                 ---------    ---------
                                                                                   288,019      261,233
                                                                                 ---------    ---------
                                                                                 $ 314,904    $ 293,579
                                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                              $    --      $    --
                                                                                 ---------    ---------
         Total Current Liabilities                                                    --           --
                                                                                 ---------    ---------

DEFERRED INTEREST INCOME - note 3                                                   11,629         --
                                                                                 ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        4,019,950 shares issued and outstanding                                      4,020        4,020
   Capital in excess of par value                                                  325,148      325,148
   Provision for valuation - available for sale securities - note 4                 (2,719)        --
   Deficit accumulated during the development stage
                                                                                   (23,174)     (35,589)
                                                                                 ---------    ---------
           Total Stockholders' Equity                                              303,275      293,579
                                                                                 ---------    ---------

                                                                                 $ 314,904    $ 293,579
                                                                                 =========    =========


               The accompanying notes are an integral part of these financial statements.

                                                   -4-


                                                 ORANCO, INC.
                                         ( Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                       For the Three and Nine Months Ended September 30, 2002, and 2001
                    and the Period June 16, 1977 (Date of Inception) to September 30, 2002

------------------------------------------------------------------------------------------------------------


                                           Three Months                Nine Months
                                           ------------                -----------
                                       Sept 30,     Sept 30,       Sept 30,      Sept 30,     Jun 16, 1977 to
                                        2002          2001           2002          2001       Sept  30, 2002
                                    -----------   -----------    -----------   -----------   ----------------
REVENUES                            $     5,978   $     5,516    $    18,141   $    10,200   $         35,905

EXPENSES                                    693         1,622          5,726         4,287             59,079
                                    -----------   -----------    -----------   -----------   ----------------

NET PROFIT (LOSS)                         5,285   $     3,894         12,415   $     5,913   $        (23,174)
                                    ===========   ===========    ===========   ===========   ================

COMPREHENSIVE GAIN (LOSS)

Provision for valuation -
    available for sale securities         3,585                       (2,719)
                                    -----------                  -----------

COMPREHENSIVE GAIN                  $     8,870                  $     9,696
                                    ===========                  ===========


NET LOSS PER COMMON
   SHARE

   Basic                            $      --     $      --      $      --     $      --
                                    -----------   -----------    -----------   -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic                            4,019,950     4,019,950      4,019,950     4,019,950
                                    -----------   -----------    -----------   -----------









                  The accompanying notes are an integral part of these financial statements.


                                                      -5-



                                          ORANCO, INC.
                                  ( Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30, 2002, and 2001
             and the Period June 16, 1977 (Date of Inception) to September 30, 2002

-----------------------------------------------------------------------------------------------


                                                                                   Jun 16, 1977
                                                          Sept 30,     Sept 30,    to Sept 30,
                                                           2002         2001           2002
                                                         ---------    ---------    ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net  profit (loss)                                    $  12,415    $   5,913    $    (23,174)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

            Net changes in accrued interest receivable     (17,876)      (4,931)        (29,109)
              Changes in accounts payable                     --         (1,900)           --
                                                         ---------    ---------    ------------

          Net Cash Used in Operations                       (5,461)        (918)        (52,283)
                                                         ---------    ---------    ------------
CASH FLOWS FROM INVESTING
   ACTIVITIES

       Purchase of a  note receivable                         --       (250,000)       (250,000)
                                                         ---------    ---------    ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock                --           --           329,168
                                                         ---------    ---------    ------------

   Net Increase (Decrease) in Cash                          (5,461)    (250,918)         26,885

   Cash at Beginning of Period                              32,346      284,232            --
                                                         ---------    ---------    ------------

   Cash at End of Period                                 $  26,885    $  33,314    $     26,885
                                                         =========    =========    ============




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


Income Taxes
------------

On September 30, 2002, the Company had a net operating loss available for carry forward of $23,174. The tax benefit of approximately $6,952 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss will expire in 2023.


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split..


Financial Instruments
---------------------

The  carrying  amounts  of  financial   instruments,   including  cash,  a  note
receivable, and securities , are considered by management to be their estimated fair values.

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


4.  AVAILABLE FOR SALE SECURITIES

Available for sale securities consists of 15,587 common shares of Air Packaging Technologies Inc which is shown at fair market value at the balance sheet date. The stock was received as payment of interest on the note receivable outlined in note 3.

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


                           PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certifications, dated November 13, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      Oranco, Inc.
                                      [Registrant]


                                      S/ Claudio Gianascio
                                      ----------------------------------------
                                      Claudio Gianascio- President & Treasurer
November 11, 2002

                                  CERTIFICATION

 I, as, Chief Executive Officer and Chief Financial Officer certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of the Company;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I(we) have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers, if any, and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                 S/ Claudio Gianascio
                                        --------------------------------------
                                        Claudio Gianascio, CEO & CFO