Form 10KSB
period 2002-12-31
ORANCO INC
filed 2003-03-28
CIK 1098996

United States Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   -------------     -------------

                           Commission File No. 0-28181
                                               -------

                                  Oranco, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

                       Nevada                          87-0574491
                       ------                          -----------
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

     (1)   Yes  [X]    No [  ]           (2)   Yes [X]    No  [  ]

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                           December 31, 2001 - $24,156



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

                                 March 15, 2003
                                    4,019,950

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

TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I
------

                                                                            Page
                                                                            ----
ITEM 1. DESCRIPTION OF BUSINESS                                              4

ITEM 2. DESCRIPTION OF PROPERTIES                                            8

ITEM 3. LEGAL PROCEEDINGS                                                    8

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    9

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             9

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

ITEM 7. FINANCIAL STATEMENTS                                                12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                     12

PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                 12

ITEM 10. EXECUTIVE COMPENSATION                                             14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     17


ITEM 13. EXHIBITS & REPORTS ON FORM 8K                                      17

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




Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

Name of Purchaser                       Date          Number of Shares     Consideration
------------------------                -----       --------------------  ----------------
Claudio Gianascio                     11/09/99          700,000 (1)(2)         $35,000
W. Sterling Mason Jr.                 06/22/2000        125,000 (3)            $12,500
Comprehensive Ventures Inc. Ltd.      07/07/2000        400,000 (1)(4)         $40,000
Progressive Emerging Ventures Ltd.    07/07/2000        400,000 (1)(4)         $40,000
Capital One International SA          07/07/2000        350,000 (1)(4)         $35,000
Allevamento Cristal Srl               07/07/2000        200,000 (1)(4)         $20,000
S.K.G. New York, Inc.                 07/07/2000         50,000 (1)(4)         $ 5,000
Innovative Investment Network Ltd.    07/07/2000        200,000 (1)(4)         $20,000
Prestige Underwriters NV              07/07/2000        350,000 (1)(4)         $35,000
OTC Opportunities Ltd.                07/07/2000        350,000 (1)(4)         $35,000
Advanced Securities Management Ltd    07/07/2000        200,000 (1)(4)         $20,000

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2002, it had $25,689 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.


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

Year ended December 31, 2002 compared to year ended December 31, 2001
---------------------------------------------------------------------

     Revenues for the year ended December 31, 2002 were $24,156 compared to $16,607 for the year ended December 31, 2001. This represents an increase of $7,549 or 45%. This increase is totally attributable to the Company's cash being invested for the entire 2002 year in interest bearing accounts or instruments which was not the case for the entire 2001 year.

     Expenses for the year ended December 31, 2002 were $19,759 compared to $5,360 for the year ended December 31, 2001. This represents a increase of $14,399 or 269% and is attributable to a slight increase in legal and other administrative costs and the decrease in value of available for sale securities owned by the Company.

     Net income for the year ended December 31, 2002 was $5,826 compared to a net income of $11,247 for the year ended December 31, 2001. This decrease is attributable to the decrease in value of available for sale securities owned by the Company.

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

     During the fiscal years ended December 31, 2002 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2002 had $25,689 in cash or cash equivalents compared to $32,346 at December 31, 2001, a decrease of $6,657or 21%. This was attributable to lower bank interest rates on interest bearing bank accounts and the fact that the majority of the Company's funds are invested in a convertible debenture that pays interest in stock rather than in cash.

     As of December 31, 2002 the Company had a long term convertible debenture of $271,430 compared to a long term note receivable of $261,233 as of December 31, 2001. This increase is directly attributable to the loan to an unrelated company in July of 2001. On February 5, 2002 the Company exchanged the note receivable for a 7% secured convertible debenture due December 31, 2004 in the amount of $265,000. Interest is payable annually on December 31 in the common capital stock of Air Packaging Technologies Inc. at the average bid price of the shares. The debenture is convertible to common stock of Air Packaging Technologies Inc. at the option of the Company.


Item 7.  Financial Statements.
------------------------------

     The financial statements of the Company are included following the signature pages to this form 10-KSB.


Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     None, Not applicable

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------


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

 NAME                      POSITION(S)                DATE ELECTED OR APPOINTED
 ----                      -----------                -------------------------
Claudio Gianascio          President, Secretary,
                           Treasurer, Director                  09/01/99

Alfredo M. Villa           Director                           01/10/2000


Business Experience
-------------------

     Mr. Gianascio is presently an independent financial advisor and currently residing in Andorra. Formerly he was CEO and Chairman of the Board of Givigest Fiduciaria S.A., a Swiss financial services company he co-founded in 1990. Until 2002 he was also a board member of

III Intermediazioni Immobiliari Internazionali S.A., a real estate company; Until 2000 he was a board member of SCF Societa di Consulenza Finanziaria S.A., a Swiss private banking company and a board member of Zandano and Partners S.A., a Swiss financial consulting company. Mr. Gianascio holds a Master Degree in Economics which he received from the University of Geneva, Switzerland and is a licensed Fiduciario Finanziario within the state of Ticino, Switzerland. Prior to co-founding Givigest Fiduciaria S.A., Mr. Gianascio was employed within the banking and financial industries by Union Bank of Switzerland, Manufacturers Hanover (Suisse) S.A., and Chemical Bank (Suisse) S.A..

     Alfredo M. Villa holds a masters degree in economics from the University of Geneva, Switzerland and attended Bocconi University in Milan, Italy. He has over 18 years of experience with the Swiss banking industry. Since 1999 he has been a founding Director of Mediapolis S.A. Until 2001, he was Chairman and CEO of SCF Societa di Consulenza Finanziaria S.A., a Swiss corporation specializing in asset management, mergers, acquisitions, and investment banking, where he served since 1994. Since 2000, he has been a director of Gabbrielli & Associates, an investment banking firm based in Milan, Italy Prior to that Mr. Villa was an asset manager with several other European financial institutions. In addition, Mr. Villa was Chairman of the Board of Alma Grafiche Srl, of Milan, Italy, a leader in the high quality printing of books and magazines from 1995 until February 1998. In addition, Mr. Villa was, until 2000, Secretary and a Director of Private Media Group, Inc., a reporting company listed on NASDAQ.

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

              Name                  Position                   Reports  Filed
              ----                  --------                   --------------

              NONE

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated


                           SUMMARY COMPENSATION TABLE


                     Annual Compensation                         Awards                 Payouts
-------------------------------------------------------    ---------------------   -----------------
  (a)           (b)           (c)       (d)      (e)        (f)           (g)        (h)       (i)

                                                                        Secur-
                                                                        Ities                  All
Name and       Year or                          Other       Rest-       Under-       LTIP     Other
Principal      Period        Salary     Bonus   Annual      ricted      lying        Pay-     Comp-
Position       Ended          ($)        ($)    Compen      Stock      Options(#)    outs    ensat'n
----------------------------------------------------------------------------------------------------
Claudio
Gianascio,    12/31/2001       0          0        0          0            0           0       0
Pres, Sec,    12/31/2000       0          0        0          0      125,000           0       0
Treas, Dir    12/31/1999       0          0        0          0            0           0       0


** Claudio Gianascio became an officer and director of the Company on September
   1, 1999.

                        Option/SAR Grants in Last Fiscal Year

                                     Individual Grants

               No. Of Sec.             % of Total
               Underlying             Options/SARs
               Options/                Granted to       Exercise
               SARs                    Employees        or Base
               Granted                 In Fiscal         Price       Expiration
Name           (#)                       Year            ($/Sh)        Date
----           ---                       ----            ------        ----

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

Employment Contracts and Termination of Employment and
------------------------------------------------------
Change-in-Control Arrangements.
-------------------------------

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


                                         Number of Shares          Percentage
Name and Address                        Beneficially Owned          of Class
----------------                        ------------------        ----------

Claudio Gianascio                            825,000(1)               19.90%(2)
La Pleta de Sant Pere
El Tarter, Canillo, Andorra

Comprehensive Ventures Inc. Ltd.             400,000(3)               9.95%
Clinch's House Lord Street
Douglas, Isle of Man
British Isles IM99 1RZ

Progressive Emerging Ventures Ltd.           400,000(3)               9.95%
Suite 743, Europort
P.O. Box 629
Gibraltar

Capital One International SA                 350,000(3)               8.71%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama
Prestige Underwriters NV                     350,000(3)               8.71%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited                    350,000(3)               8.71%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

(1) Includes options to purchase 125,000 granted to Mr. Gianascio on January 11, 2000.
(2) Percentage is calculated assuming that Mr. Gianascio had exercised his options to purchase 125,000 shares of stock and that there were thus 4,144,950 shares outstanding.
(3) Does not include "a" and "b" warrants that require 60 days prior notice to exercise..

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                             Number of Percentage of
Name and Address             Shares Beneficially Owned                 of Class
----------------             --------------------------            -------------

Claudio Gianascio                    825,000(1)                       20.5%(2)
La Pleta de Sant Pere
El Tarter, Canillo, Andorra

Alfredo M. Villa                     125,000(1)                        3.01%(3)
Triq I-Imghazel,
Swiequi, Malta. Cl.
                                 --------------------              -------------

All directors and
executive officers                    950,000(1)                       23.51%(4)
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


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

NONE


Exhibits
--------



Exhibit
Number               Description*
-------              ------------
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

                                      ORANCO, INC.



Date: 3-28-2003               By s/Claudio Gianascio
                                 --------------------------------------------
                                 Claudio Gianascio
                                 President, Secretary, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                      ORANCO, INC.



Date: 3-28-2003               By s/Claudio Gianascio
                                 --------------------------------------------
                                 Claudio Gianascio
                                 President, Secretary, Treasurer and Director




Date:  3-28-2003                 s/ Alfredo M. Villa
                                 --------------------------------------------
                                 Alfredo M. Villa
                                 Director

CERTIFICATIONS

I, as President, Chief Executive Officer, Secretary, and Chief financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly  during  the  period  in which  this  annual  report  is being prepared;
          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers, if any, and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                         S/ Claudio Gianascio
                                            ------------------------------------
                                            Claudio Gianascio, President,
                                            CEO, SEC. & CFO

SELLERS AND ANDERSEN, L. L.C.
-----------------------------
Certified Public Accountants and Business Consultants
                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
Member SEC Practice Section of the AICPA                        Fax 801 486-0098




Board of Directors
Oranco, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 2002 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, and 2001 and the period June 16, 1977 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001 and the period June 16, 1977 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



March 25, 2003
Salt Lake City, Utah                               s/Sellers and Andersen LLC

                                  ORANCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002

--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS

   Cash                                                               $  25,689
    Deferred income tax benefit                                           1,916
                                                                      ---------

   Total Current Assets                                                  27,605
                                                                      ---------

LONG TERM NOTE RECEIVABLE - Note 3                                      271,430
                                                                      ---------
AVAILABLE-FOR-SALE SECURITIES - Note 4                                      857
                                                                      ---------

                                                                      $ 299,892
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Income tax payable                                                 $     487
                                                                      ---------

   Total Current Liabilities                                                487
                                                                      ---------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        4,019,950 shares issued and outstanding                           4,020

   Capital in excess of par value                                       325,148

   Deficit accumulated during the development stage                     (29,763)
                                                                      ---------

       Total Stockholders' Equity                                       299,405
                                                                      ---------

                                                                      $ 299,892


   The accompanying notes are an integral part of these financial statements.



                                        ORANCO, INC.
                                ( Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                   For the Years Ended December 31, 2002, and 2001 and the
                Period June 16, 1977 (Date of Inception) to December 31, 2002

-----------------------------------------------------------------------------------------



                                                      Dec 31,     Dec 31,   Jun 16, 1977 to
                                                       2002        2001      Dec  31, 2002
                                                     --------    --------   --------------
REVENUES                                             $ 24,156    $ 16,607   $       42,010
                                                     --------    --------   --------------

EXPENSES

   Administrative                                       6,986       5,360           60,429
   Valuation adjustment- available-for-securities      12,773        --             12,773
                                                     --------    --------   --------------
                                                       19,759       5,360           73,202
                                                     --------    --------   --------------

NET PROFIT (LOSS) - before income tax                   4,397      11,247          (31,192)

    Provision for income tax                             (487)       --               (487)
    Provision for income tax benefit                    1,916        --              1,916
                                                     --------    --------   --------------

NET PROFIT (LOSS)                                    $  5,826    $ 11,247   $      (29,763)
                                                     ========    ========   ==============

NET PROFIT (LOSS) PER COMMON
   SHARE

    Basic                                            $   --      $   --
                                                     --------    --------
    Diluted                                          $   --      $   --
                                                     --------    --------


AVERAGE  OUTSTANDING
    SHARES - (stated in 1,000's)

     Basic                                              4,019       4,019
                                                     --------    --------
     Diluted                                            6,770       6,770
                                                     --------    --------





         The accompanying notes are an integral part of these financial statements.

                                       22




                                         ORANCO, INC.
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period June 16, 1977 (date of inception) to December 31, 2002

--------------------------------------------------------------------------------------------


                                                  Common Stock         Capital in
                                               ---------------------   Excess of  Accumulated
                                                Shares      Amount     Par Value    Deficit
                                               ---------   ---------   ---------   ---------
Balance June 16, 1977 (date of inception)           --     $    --     $    --     $    --
Issuance of common stock for cash at $.034 -
   July  9, 1982                                 231,300         231       7,594        --
Issuance of common stock for cash at $.079 -
   November 12, 1982                             143,650         144      11,199        --
Issuance of common stock for cash at $.025
    December 12, 1983                             40,000          40         960        --
Net operating loss for the year ended
   December  31, 1983                               --          --          --       (20,168)
Issuance of common stock for cash at $.019
   June 6, 1984                                   40,000          40         710        --
Net operating loss for the year ended
    December 31, 1984                               --          --          --          (750)
Issuance of common stock for cash at $.019
   January  15, 1985                              40,000          40         710        --
Net operating loss for the year ended
    December  31, 1985                              --          --          --          (750)
Issuance of common stock for cash at $.05 -
   May 16, 1997                                  200,000         200       9,800        --
Net operating loss for the year ended
     December  31, 1997                             --          --          --        (2,290)
Net operating loss for the year ended
    December 31, 1998                               --          --          --        (7,710)
Issuance of common stock for cash
    at $.05 - November 12, 1999                  700,000         700      34,300        --
Net operating loss for the year
    ended December 31, 1999                         --          --          --        (7,671)
Issuance of common stock for cash
   at $.10 - June and July 2000                2,500,000       2,500     247,500        --
Issuance of common stock for cash
   at $.10 - July 5, 2000                        125,000         125      12,375        --
Net operating loss for the year
   ended December 31, 2000                          --          --          --        (7,497)
Net operating profit for the year
   ended December 31, 2001                          --          --          --        11,247
Net operating profit fot the year
   ended December 31, 2002                          --          --          --         5,826
                                               ---------   ---------   ---------   ---------
Balance December 31, 2002                      4,019,950   $   4,020   $ 325,148   $ (29,763)
                                               =========   =========   =========   =========

          The accompanying notes are an integral part of these financial statements.




                                        ORANCO, INC.
                                ( Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                   For the Years Ended December 31, 2002, and 2001 and the
                Period June 16, 1977 (Date of Inception) to December 31, 2002

-------------------------------------------------------------------------------------------


                                                                               Jun 16, 1977
                                                       Dec 31,       Dec 31,    to Dec 31,
                                                        2002          2001         2002
                                                      ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                  $   5,826    $  11,247    $ (29,763)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accrued interest receivable     (10,197)     (11,233)     (21,430)
             Changes in accounts payable                   --         (1,900)        --
             Income tax payable                             487         --            487
             Income tax benefit                          (1,916)        --         (1,916)
             Valuation adjustment - securities           12,773         --         12,773
                                                      ---------    ---------    ---------

          Net Cash Used in Operations                     6,973       (1,886)     (39,849)
                                                      ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

       Purchase available-for-sale-
         securities                                     (13,630)        --        (13,630)
       Purchase note receivable                            --       (250,000)    (250,000)
                                                      ---------    ---------    ---------
                                                        (13,630)    (250,000)    (263,630)
                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                  --           --        329,168
                                                      ---------    ---------    ---------

   Net Increase (Decrease) in Cash                       (6,657)    (251,886)      25,689

   Cash at Beginning of Period                           32,346      284,232         --
                                                      ---------    ---------    ---------

   Cash at End of Period                              $  25,689    $  32,346    $  25,689
                                                      =========    =========    =========

         The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

-------------------------------------------------------------------------------


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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilites and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not realized.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, note receivable, and available-for-sale securities are considered by management to be their estimated fair values.


Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable, however, the note receivable is considered by management fully collectable. (note 3)


Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of services provided.


Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.


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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


3.  LONG TERM NOTE RECEIVABLE

On July 20, 2001 the Company purchased a long term 10% note receivable for $250,000 from Air Packaging Technologies, Inc. due July 31, 2004. Interest has been accrued and added to the balance of the note. On February 5, 2002 the Company exchanged the note receivable for a 7% secured convertible debenture note receivable due December 31, 2004 in the amount of $265,000 with the resulting increase of $15,000 to be amortized to interest income over the term of the new note. The interest due on the note is payable annually on December 31 in the common capital stock of Air Packaging Technologies Inc. at the average bid price of the shares. The balance due on the debenture is convertible to common stock of Air Packaging Technologies Inc., at the option of the Company, at the average bid price of the shares on the date of the conversion.

Included in the amount shown in the balance sheet is the principal amount of $265,000 plus the accrued interest receivable less the unamortized deferred interest income.

Management of the Company considers the note receivable to be fully collectable.

4.  AVAILABLE FOR SALE SECURITIES

Available for sale securities consists of 15,587 common shares of Air Packaging Technologies Inc .which is shown at fair market value at the balance sheet date. The stock was received as payment of interest on the note receivable outlined in note 3.

5. COMMON CAPITAL STOCK

On June 15, 2000 the board of directors authorized a private placement of 2,500,000 units at $0.10. Each unit consists of one share of common stock, a warrant to purchase an additional share of common stock for for $0.25 at any time within four years. During June and July 2000 the Company completed the private placement.

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at any time at the trading value on the date of grant. 375,000 of the options were granted on June 22, 2000 at $.10 per share. 125,000 of the options granted on June 22, 2000 were exercised for the purchase of 125,000 common shares for $12,500. The balance of the 250,000 options granted have not been exercised.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired, or have under option, 22% of the outstanding common stock.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


7.  INCOME TAXES
                                                   December 31,   December 31,
                                                      2002           2001
                                                     -------       -------
Income (Loss) before income taxes consisted of:
   Total                                             $ 4,397       $11,247
                                                     -------       -------
The provision for income taxes consisted of:
Current income taxes
   Net federal income tax (benefit)                   (1,429)         --
   State (Nevada)                                       --            --
                                                                   -------
   Total                                             $(1,429)      $  --
                                                     =======       =======

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. The items causing this difference are:
                                                   December 31,     December 31,
                                                      2002              2001
                                                     -------          -------
Tax expense  at U.S. statutory rate                  $   487          $ 2,088
State income taxes,  (Nevada)                           --
Valuation allowance                                   (1,916)          (2,088)
                                                     -------          -------
    Net provision (benefit)                          $(1,429)         $  --
                                                     =======          =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:


                                                      December 31,  December 31,
                                                         2002          2001
                                                        -------      -------
Deferred tax assets:
Net operating loss carry forward                        $  --        $ 2,088
                                                        -------      -------
Valuation Adjustment-available-for-sale-securities        1,916         --
                                                        -------      -------
   Total deferred tax assets                              1,916        2,088
                                                        -------      -------
(Less) valuation allowance                                 --         (2,088)
                                                        -------      -------
   Net deferred tax assets                                1,916         --
                                                        -------      -------
Deferred tax liabilities:
   Total  deferred tax liabilities                         --           --
                                                        -------      -------
   Net deferred tax benefit                             $ 1,916      $  --
                                                        =======      =======

On December 31, 2002, the Company has available for income tax purposes approximately $12,773 in federal carry forwards resulting from the valuation adjustment-available-for-sale-securities which may be used to offset future taxable income.