Form 10QSB
period 2003-03-31
ORANCO INC
filed 2003-05-02
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March  31, 2003
                               ------------------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File number      000-28181
                       ---------------------

                                  ORANCO INC.
                                  -----------
               (Exact name of registrant as specified in charter)

             Nevada                                             87-0574491
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah             84117
-------------------------------------------------------       ---------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                                  ------------
               Registrant's telephone number, including area code

                    ________________________________________
   (Former name, former address, and former fiscal year, if changed since last report.)

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

                  Class                   Outstanding as of March 31, 2003
                  -----                   --------------------------------
           Common  Stock, $0.001                    4,019,950

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.

  ITEM 1.  Financial Statements (unaudited)............................   3

           Balance Sheets..............................................   4
              March 31, 2003 and December 31, 2002

           Statements of Operations
              For the three months ended March 31, 2003 and 2002 and the period June 16, 1977 to March 31, 2003


           Statements of Cash Flows
               For the three months ended March 31, 2003 and 2002 .....   6
               and the period June 16, 1977  to  March 31, 2003

           Notes to Financial Statements...............................   7

  ITEM 2.  Plan of Operations..........................................  10

PART II    Signatures .................................................  10

                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at March 31, 2003 and December 31 2002, and the related statements of operations, and cash flows, for the three months ended March 31, 2003 and 2002 and the period June 16, 1977 to March 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.



                                  ORANCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2003, and December 31, 2002

------------------------------------------------------------------------------------



                                                                Mar 31,      Dec 31,
                                                                 2003         2002
                                                              ---------    ---------
ASSETS
CURRENT ASSETS

   Cash                                                       $  25,725    $  25,689
    Deferred income tax benefit                                   1,916        1,916
                                                              ---------    ---------
       Total Current Assets                                      27,641       27,605
                                                              ---------    ---------


LONG TERM NOTE RECEIVABLE                                       260,525      271,430
                                                              ---------    ---------
AVAILABLE-FOR-SALE SECURITIES                                    17,628          857
                                                              $ 305,794    $ 299,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                           $   6,466    $    --
   Income tax payable                                               487          487
                                                              ---------    ---------
         Total Current Liabilities                                6,953          487
                                                              ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        4,019,950 shares issued and outstanding                   4,020        4,020
   Capital in excess of par value                               325,148      325,148
   Deficit accumulated during the development stage             (30,327)     (29,763)
                                                              ---------    ---------
       Total Stockholders' Equity                               298,841      299,405
                                                              ---------    ---------

                                                              $ 305,794    $ 299,892
                                                              =========    =========


              The accompanying notes are an integral part of these
                             financial statements.

                                       -5-



                                    ORANCO, INC.
                            ( Development Stage Company)
                              STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2003, and 2002 and the
             Period June 16, 1977 (Date of Inception) to March 31, 2003

-----------------------------------------------------------------------------------------


                                                      Mar 31,     Mar 31, Jun 16, 1977 to
                                                       2003        2002    Dec  31, 2003
                                                     --------    --------   ------------
REVENUES                                             $  5,916    $  6,057   $     47,926
                                                     --------    --------   ------------

EXPENSES

   Administrative                                       6,480       1,883         66,909
    Valuation adjustment- available-for-securities       --          --           12,773
                                                     --------    --------   ------------
                                                        6,480       1,883         79,682
                                                     --------    --------   ------------

NET PROFIT (LOSS) - before income tax                    (564)      4,174        (31,756)

    Provision for income tax                             --          --             (487)
   Provision for income tax benefit                      --          --            1,916
                                                     --------    --------   ------------

NET PROFIT (LOSS)                                    $   (564)   $  4,174   $    (30,327)
                                                     ========    ========   ============

NET PROFIT (LOSS) PER COMMON
   SHARE

   Basic and diluted                                 $   --      $   --
                                                     --------    --------



AVERAGE  OUTSTANDING
    SHARES - (stated in 1,000's)

     Basic                                              4,019       4,019
                                                     --------    --------
    Diluted                                             6,770       6,770
                                                     --------    --------





                 The accompanying notes are an integral part of
                           these financial statements.

                                       -6-



                                        ORANCO, INC.
                                ( Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2003, and 2002 and the
                 Period June 16, 1977 (Date of Inception) to March 31, 2003

------------------------------------------------------------------------------------------


                                                                               Jun 16, 1977
                                                       Mar 31,      Mar 31,     to Mar 31,
                                                        2003         2002         2003
                                                      ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                  $    (564)   $   4,174    $ (30,327)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accrued interest receivable      (5,866)      (5,971)     (27,296)
             Changes in accounts payable                  6,466        1,883        6,466
             Income tax payable                            --           --            487
             Income tax benefit                            --           --         (1,916)
             Valuation adjustment - securities             --           --         12,773


          Net Cash Used in Operations                        36           86      (39,813)
                                                      ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

       Purchase available-for-sale-securities              --           --        (13,630)
       Purchase note receivable                            --           --       (250,000)
                                                      ---------    ---------    ---------
                                                             36         --       (263,630)
                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock             --           --        329,168
                                                      ---------    ---------    ---------

   Net Increase (Decrease) in Cash                           36           86       25,725

   Cash at Beginning of Period                           25,689       32,346         --
                                                      ---------    ---------    ---------

   Cash at End of Period                              $  25,725    $  32,432    $  25,725
                                                      =========    =========    =========




                       The accompanying notes are an integral part of
                                these financial statements.

                                            -7-

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilites and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

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

4.  AVAILABLE FOR SALE SECURITIES

Available for sale securities consists of 320,519 common shares of Air Packaging Technologies Inc .which is shown at fair market value at the balance sheet date. The stock was received as payment of interest on the note receivable outlined in note 3.

5. COMMON CAPITAL STOCK

On June 15, 2000 the board of directors authorized a private placement of 2,500,000 units at $0.10. Each unit consists of one share of common stock, a warrant to purchase an additional share of common stock for $0.25 at any time within four years. During June and July 2000 the Company completed the private placement.

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


                           PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certifications required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        Oranco, Inc.
                                        [Registrant]


                                        S/ Claudio Gianascio
                                        ---------------------
                                        Claudio Gianascio- President & Treasurer
May 2, 2003

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

Date: May 2, 2003                            S/ Claudio Gianascio
                                             ----------------------------
                                             Claudio Gianascio, CEO & CFO