Form 10QSB
period 2003-06-30
ORANCO INC
filed 2003-08-06
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June  30, 2003
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File number              000-28181
                       -------------------------------------

                                   ORANCO INC.
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0574491
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah           84117
--------------------------------------------------------      ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                       Outstanding as of June 30, 2003
            ---------                     -------------------------------
       Common  Stock, $0.001                         4,019,950

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

          ITEM 1.   Financial Statements (unaudited).........................3

                    Balance Sheets...........................................4
                       June 30, 2003 and December 31, 2002

                    Statements of Operations
                       For the three and six months ended June
                       30, 2003 and 2002 and the period June
                       16, 1977 to June 30, 2003

                    Statements of Cash Flows
                        For the six months ended June  30, 2003 and 2002.....6
                        and the period June 16, 1977  to June 30, 2003

                    Notes to Financial Statements............................7

          ITEM 2.   Plan of Operations......................................10

PART II

           ITEM 2    Other Information .....................................10

          Signatures........................................................10

                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2003 and December 31 2002, and the related statements of operations, and cash flows, for the three and six months ended June 30, 2003 and 2002 and the period June 16, 1977 to June 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2003, and December 31, 2002

-------------------------------------------------------------------------------



                                                          Jun 30,       Dec 31,
                                                           2003          2002
                                                         ---------    ---------

ASSETS
CURRENT ASSETS

   Cash                                                  $ 284,523    $  25,689
    Deferred income tax benefit                               --          1,916
                                                         ---------    ---------
       Total Current Assets                                284,523       27,605
                                                         ---------    ---------


LONG TERM NOTE RECEIVABLE                                     --        271,430
                                                         ---------    ---------
AVAILABLE-FOR-SALE SECURITIES                                 --            857
                                                         ---------    ---------
                                                         $ 284,523    $ 299,892
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Income tax payable                                   $     487    $     487
                                                         ---------    ---------
         Total Current Liabilities                             487          487
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 4,019,950 shares issued and outstanding       4,020        4,020
   Capital in excess of par value                          325,148      325,148
   Deficit accumulated during the development stage        (45,132)     (29,763)
                                                         ---------    ---------
       Total Stockholders' Equity                          284,036      299,405
                                                         ---------    ---------

                                                         $ 284,523    $ 299,892
                                                         =========    =========


              The accompanying notes are an integral part of these
                              financial statements.


                                           ORANCO, INC.
                                   ( Development Stage Company)
                                     STATEMENTS OF OPERATIONS
                    For the Three and Six Months Ended June 30, 2003, and 2002
                 and the Period June 16, 1977 (Date of Inception) to June 30, 2003

-------------------------------------------------------------------------------------------------


                                                   Three Months                     Six Months
                                       Jun 30,     Jun 30,    Jun 30,     Jun 30, Jun 16, 1977 to
                                        2003        2002       2003        2002    Jun  30, 2003
                                      --------    --------   --------    --------  -------------
REVENUES                              $  4,846    $  6,016   $ 10,762    $ 12,073    $ 52,772
                                      --------    --------   --------    --------    --------

EXPENSES

   Administrative                          107       3,060      6,587       4,943      67,016
   Valuation adjustment-
     available-for-sale-securities      17,628         468     17,628       6,304      30,401
                                      --------    --------   --------    --------    --------
                                        17,735       3,528     24,215      11,247      97,417
                                      --------    --------   --------    --------    --------

NET PROFIT (LOSS) -
     before income tax                 (12,889)       --      (13,453)        826     (44,645)

   Provision for income tax               --          --         (487)
   Provision for income tax benefit     (1,916)       --       (1,916)       --          --
                                      --------    --------   --------    --------    --------

NET PROFIT (LOSS)                     $(14,805)   $  2,488   $(15,369)   $    826    $(45,132)
                                      ========    ========   ========    ========    ========




NET PROFIT (LOSS) PER COMMON
   SHARE

   Basic                              $   --      $   --     $   --      $   --
                                      --------    --------   --------    --------



AVERAGE OUTSTANDING
    SHARES - (stated in 1,000's)

     Basic                               4,019       4,019      4,019       4,019
                                      --------    --------   --------    --------
    Diluted                              6,770       6,770      6,770       6,770
                                      --------    --------   --------    --------




                          The accompanying notes are an integral part of
                                   these financial statements.

                                                -5-


                                           ORANCO, INC.
                                   ( Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                         For the Six Months Ended June 30, 2003, and 2002
                and the Period June 16, 1977 (Date of Inception) to June 30, 2003

-------------------------------------------------------------------------------------------


                                                                               Jun 16, 1977
                                                        Jun 30,     Jun 30,     to Jun 30,
                                                         2003        2002          2003
                                                      ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                  $ (15,369)   $     826    $ (45,132)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accrued interest receivable       6,430      (11,897)        --
             Changes in accounts payable                   --          2,125          487
             Income tax payable                            --           --           --
             Income tax benefit                           1,916         --           --
             Valuation adjustment - securities              857        6,304         --


          Net Cash Used in Operations                    (6,166)      (2,642)     (44,645)
                                                      ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

        Payment on note receivable                      265,000         --           --
                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock             --           --        329,168
                                                      ---------    ---------    ---------

   Net Increase (Decrease) in Cash                      258,834       (2,642)     284,523

   Cash at Beginning of Period                           25,689       32,346         --
                                                      ---------    ---------    ---------

   Cash at End of Period                              $ 284,523    $  29,704    $ 284,523
                                                      =========    =========    =========




                          The accompanying notes are an integral part of
                                   these financial statements.


                                                -6-

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

On June 30, 2003, the Company had a net operating loss carry forward of $45,132. The tax benefit of approximately $13,540 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2003 through 2024.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

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

The note was paid during the second quarter 2003.

4.  AVAILABLE-FOR-SALE-SECURITIES

Available-for-sale-securities consists of 320,519 common shares of Air Packaging Technologies Inc. On June 30, 2003 the shares were shown with no fair market value. The stock was received as payment of interest on the note receivable outlined in note 3.

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

                                        Oranco, Inc.
                                        [Registrant]


                                        S/ Claudio Gianascio
                                        --------------------
                                        Claudio Gianascio- President & Treasurer
August 6, 2003

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

Date: August 6, 2003                            S/ Claudio Gianascio
                                                --------------------
                                                Claudio Gianascio, CEO & CFO