Form 10QSB
period 2003-09-30
ORANCO INC
filed 2003-11-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September  30, 2003
                               -----------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission File number        000-28181
                       -----------------------

                                   ORANCO INC.
                                   -----------
               (Exact name of registrant as specified in charter)

             Nevada                                            87-0574491
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah             84117
--------------------------------------------------------  ----------------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
               Registrant's telephone number, including area code

                                 --------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                     Outstanding as of September 30, 2003
            ---------                   ------------------------------------
       Common  Stock, $0.001                          4,019,950


                                              INDEX


                                                                                            Page
                                                                                           Number
PART I.

          ITEM 1.   Financial Statements (unaudited)..........................................3

                    Balance Sheets............................................................4
                       September 30, 2003 and December 31, 2002

                    Statements of Operations
                       For the three and nine months ended September 30, 2003
                       and 2002 and the period June 16, 1977 to September 30, 2003 ...........5

                    Statements of Cash Flows
                        For the nine months ended September  30, 2003 and 2002................6 and the period June 16, 1977  to September 30, 2003
                    Notes to Financial Statements.............................................7

          ITEM 2.   Plan of Operations.......................................................10

PART II

          ITEM 2    Changes in Securities ...................................................10

                    Signatures...............................................................11





                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at September 30, 2003 and December 31 2002, and the related statements of operations, and cash flows, for the three and nine months ended September 30, 2003 and 2002 and the period June 16, 1977 to September 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2003, and December 31, 2002

-------------------------------------------------------------------------------



                                                         Sept 30,      Dec 31,
                                                           2003         2002
                                                         ---------    ---------

ASSETS
CURRENT ASSETS

   Cash                                                  $ 282,867    $  25,689
    Deferred income tax benefit                               --          1,916
                                                         ---------    ---------
       Total Current Assets                                282,867       27,605
                                                         ---------    ---------


LONG TERM NOTE RECEIVABLE                                     --        271,430
                                                         ---------    ---------
AVAILABLE-FOR-SALE SECURITIES                                 --            857
                                                         ---------    ---------

                                                         $ 282,867    $ 299,892
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Income tax payable                                   $    --      $     487
                                                         ---------    ---------
         Total Current Liabilities                            --            487
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
   100,000,000 shares authorized, at $0.001 par value;
   4,019,950 shares issued and outstanding                   4,020        4,020
   Capital in excess of par value                          325,148      325,148
    Deficit accumulated during the development stage       (46,301)     (29,763)
                                                         ---------    ---------
       Total Stockholders' Equity                          282,867      299,405
                                                         ---------    ---------

                                                         $ 282,867    $ 299,892
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.


                                            ORANCO, INC.
                                    ( Development Stage Company)
                                      STATEMENTS OF OPERATIONS
              For the Three and Nine Months Ended September 30, 2003, and 2002 and the
                   Period June 16, 1977 (Date of Inception) to September 30, 2003

---------------------------------------------------------------------------------------------------


                                           Three Months           Nine Months
                                      Sept 30,    Sept 30,   Sept 30,    Sept 30,   Jun 16, 1977 to
                                        2003        2002       2003        2002     Sept  30, 2003
                                      --------    --------   --------    --------   ---------------
REVENUES                              $    615    $  5,978   $ 11,377    $ 18,141   $        53,387
                                      --------    --------   --------    --------   ---------------

EXPENSES

   Administrative                        2,271         693      8,858       5,726            69,287
    Valuation adjustment-
    available-for-sale-securities         --          --       17,628        --              30,401
                                      --------    --------   --------    --------   ---------------
                                         2,271         693     26,486       5,726            99,688
                                      --------    --------   --------    --------   ---------------

NET PROFIT (LOSS) -
   before income tax                    (1,656)      5,285    (15,109)     12,415           (46,301)

   Provision for income tax benefit        487        --       (1,429)       --                --
                                      --------    --------   --------    --------   ---------------

NET PROFIT (LOSS)                     $ (1,169)   $  5,285   $(16,538)   $ 12,415   $       (46,301)
                                      ========    ========   ========    ========   ===============




NET PROFIT (LOSS) PER COMMON
   SHARE

   Basic and diluted                  $   --      $   --     $   --      $   --
                                      --------    --------   --------    --------



AVERAGE  OUTSTANDING
    SHARES - (stated in 1,000's)

     Basic                               4,019       4,019      4,019       4,019
                                      --------    --------   --------    --------
    Diluted                              6,770       6,770      6,770       6,770
                                      --------    --------   --------    --------





             The accompanying notes are an integral part of these financial statements.


                                                 5


                                        ORANCO, INC.
                                ( Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 2003, and 2002 and the
               Period June 16, 1977 (Date of Inception) to September 30, 2003

-------------------------------------------------------------------------------------------


                                                                               Jun 16, 1977
                                                       Sept 30,    Sept 30,     to Sept 30,
                                                        2003         2002         2003
                                                      ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                  $ (16,538)   $  12,415    $ (46,301)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accrued interest receivable       6,430      (17,876)        --
             Changes in accounts payable                   --           --           --
             Income tax payable                            --           --           --
             Income tax benefit                           1,429         --           --
             Valuation adjustment - securities              857         --           --


          Net Cash Used in Operations                    (7,822)      (5,461)     (46,301)
                                                      ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

        Payment received on note receivable             265,000         --           --
                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock             --           --        329,168
                                                      ---------    ---------    ---------

   Net Increase (Decrease) in Cash                      257,178       (5,461)     282,867

   Cash at Beginning of Period                           25,689       32,346         --
                                                      ---------    ---------    ---------

   Cash at End of Period                              $ 282,867    $  26,885    $ 282,867
                                                      =========    =========    =========




         The accompanying notes are an integral part of these financial statements.



                                             6

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003, the Company had a net operating loss carry forward of $46,301. The tax benefit of approximately $13,900 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2003 through 2024.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable, however, payment on the note receivable was received. (note 3)

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

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

4.  AVAILABLE-FOR-SALE-SECURITIES

Available-for-sale-securities consists of 320,519 common shares of Air Packaging Technologies Inc. On September 30, 2003 the shares were shown with no fair market value. The stock was received as payment of interest on the note receivable outlined in note 3.

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

None during the current quarter.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        Oranco, Inc.
                                        [Registrant]


                                        S/ Claudio Gianascio
                                        Claudio Gianascio- President, Sec, Treas
November 10, 2003

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

Date: November 10, 2003                     S/ Claudio Gianascio
                                            ----------------------------
                                            Claudio Gianascio, CEO & CFO