Form 10KSB
period 2003-12-31
ORANCO INC
filed 2004-03-29
CIK 1098996

United States Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to ____


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

                           December 31, 2003 - $11,987



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     At March 15, 2004, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 15, 2004
                                    4,019,950

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

                                TABLE OF CONTENTS


PART I
------
                                                                            Page

ITEM 1.        DESCRIPTION OF BUSINESS                                         4

ITEM 2.        DESCRIPTION OF PROPERTIES                                       8

ITEM 3.        LEGAL PROCEEDINGS                                               8

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               8

PART II
-------

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        8

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      10

ITEM 7.        FINANCIAL STATEMENTS                                           11

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                       11
PART III
--------

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT             12

ITEM 10.       EXECUTIVE COMPENSATION                                         13

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                 15

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 16

ITEM 13.       EXHIBITS & REPORTS ON FORM 8K                                  16

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                         17

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

Holders
-------

    The number of record holders of the Company's common stock as of the date of this Report is approximately 45.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
-----------------------------------------------------------------------------

None

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2003, it had $282,673 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2003 compared to year ended December 31, 2002
----------------------------------------------------------------------

     Revenues for the year ended December 31, 2003 were $11,987 compared to $24,156 for the year ended December 31, 2002. This represents an decrease of $12,169 or 50.3%. This decrease is attributable to the repayment of an outstanding convertible debenture and the reinvestment of the proceeds in a bank money market account earning lower rates of interest than the note.

     Expenses for the year ended December 31, 2003 were $26,803 compared to $19,759 for the year ended December 31, 2002. This represents a increase of $7,044 or 35.6% and is attributable to a slight increase in legal and other administrative costs and the decrease in value of available for sale securities owned by the Company.

     Net loss for the year ended December 31, 2003 was $15,238 compared to a net income of $3,910 for the year ended December 31, 2002. This decrease is attributable to the decrease in value of available for sale securities owned by the Company.

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

     During the fiscal years ended December 31, 2003 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2003 had $282,673 in cash or cash equivalents compared to $25,689 at December 31, 2002, an increase of $256,984or 1000%. This was attributable to repayment of an outstanding convertible debenture.

Item 7.  Financial Statements.
------------------------------

    The financial statements of the Company are included following the signature pages to this form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     The Company's independent auditor for the years ended December 31, 2001 and 2002 was Sellers and Andersen, LLC. On or about March 2, 2004, the Company terminated the engagement of Sellers and Andersen, LLC as its independent auditor. The Board of Directors approved the accounting firm of Madsen & Associates, CPA's, P.C. to serve as independent auditor of the Company for the year ended December 31, 2003 and any interim periods. The Company has been advised that neither Madsen & Associates CPA's, P.C. nor any of their members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditor.

     During the fiscal years ended December 31, 2001 and 2002, and any subsequent interim periods, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditor, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by Sellers and Andersen, LLC contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the year ended December 31, 2002, and from that date to the present, there were no disagreements with the former independent auditor on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.

Item 8A. Controls and Procedures
--------------------------------

     Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

 NAME                      POSITION(S)                 DATE ELECTED OR APPOINTED
 ----                      -----------                 -------------------------
Claudio Gianascio          President, Secretary,
                           Treasurer, Director           09/01/1999

Alfredo M. Villa           Director                      01/10/2000


Business Experience
-------------------

     Mr. Gianascio is presently an independent financial advisor and currently residing in Andorra. Formerly he was CEO and Chairman of the Board of Givigest Fiduciaria S.A., a Swiss financial services company he co-founded in 1990. Until 2002 he was also a board member of III Intermediazioni Immobiliari Internazionali S.A., a real estate company; Until 2000 he was a board member of SCF Societa di Consulenza Finanziaria S.A., a Swiss private banking company and a board member of Zandano and Partners S.A., a Swiss financial consulting company. Mr. Gianascio holds a Master Degree in Economics which he received from the University of Geneva, Switzerland and was a licensed Fiduciario Finanziario within the state of Ticino, Switzerland until 2002. Prior to co-founding Givigest Fiduciaria S.A., Mr. Gianascio was employed within the banking and financial industries by Union Bank of Switzerland, Manufacturers Hanover (Suisse) S.A., and Chemical Bank (Suisse) S.A

    Alfredo M. Villa holds a masters degree in economics from the University of Geneva, Switzerland and attended Bocconi University in Milan, Italy. He has over 20 years of experience with the Swiss banking industry. Since 1999 he has been a founding Director of Mediapolis S.A. Until 2001, he was Chairman and CEO of SCF Societa di Consulenza Finanziaria S.A., a Swiss corporation specializing in asset management, mergers, acquisitions, and investment banking, where he served since 1994. Since 2000, he has been a director of Gabbrielli & Associates, an investment banking firm based in Milan, Italy Prior to that Mr. Villa was an asset manager with several other European financial institutions. In addition, Mr. Villa was Chairman of the Board of Alma Grafiche Srl, of Milan, Italy, a leader in the high quality printing of books and magazines from 1995 until February 1998. In addition, Mr. Villa was, until 2000, Secretary and a Director of Private Media Group, Inc., a reporting company listed on NASDAQ.


Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

Audit Committee
---------------

     The Company  has no audit  committee  financial  expert,  as defined  under
Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics
--------------

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller which is attached hereto as Exhibit 99.1.


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

    The following table sets forth as of December 31, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

    Name                 Position                      Reports  Filed

    NONE

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.


                                       SUMMARY COMPENSATION TABLE


                     Annual Compensation                          Awards                 Payouts
----------------------------------------------------------   --------------------   -------------------
(a)             (b)          (c)         (d)         (e)      (f)         (g)        (h)        (i)

                                                                                    Secur-
All                                                                                 ities
Name and       Year or                         Other         Rest-       Under-     LTIP       Other
Principal      Period      Salary    Bonus     Annual        ricted      lying      Pay-       Comp-
Position       Ended        ($)       ($)      Compensation  Stock     Options(#)   outs       ensation
--------------------------------------------------------------------------------------------------------
Claudio
Gianascio,  12/31/2003       0         0           0          0            0          0         0
Pres, Sec,  12/31/2002       0         0           0          0            0          0         0
Treas, Dir  12/31/2001       0         0           0          0            0          0         0


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

                                        Number of Shares    Percentage
Name and Address                       Beneficially Owned    of Class
----------------                       -------------------  ----------

Claudio Gianascio                       825,000(1)            19.90%(2)
La Pleta de Sant Pere
El Tartar, Canillo, Andorra


Comprehensive Ventures Inc. Ltd.        400,000(3)             9.95%
Clinch's House Lord Street
Douglas, Isle of Man
British Isles IM99 1RZ

Progressive Emerging Ventures Ltd.      400,000(3)             9.95%
Suite 743, Europort
P.O. Box 629
Gibraltar

Capital One International SA            350,000(3)             8.71%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama

Prestige Underwriters NV                350,000(3)             8.71%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited               350,000(3)             8.71%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI


(1) Includes options to purchase 125,000 granted to Mr. Gianascio on January 11, 2000.
(2) Percentage is calculated assuming that Mr. Gianascio had exercised his options to purchase 125,000 shares of stock and that there were thus 4,144,950 shares outstanding.
(3) Does not include "b" warrants that require 60 days prior notice to exercise..

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                     Number of             Percentage of
Name and Address             Shares Beneficially Owned      of Class
----------------             --------------------------     ---------
Claudio Gianascio                      825,000(1)            20.5%(2)
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Alfredo M. Villa                       125,000(1)             3.01%(3)
Chelsea Court No. 2262
Triq 1-1M6HAZEL, Swiequi
Malta

All directors and
executive officers                     950,000(1)             23.51%(4)
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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

NONE

Exhibits

Exhibit
Number            Description*
------            ------------
3.1 *             Initial Articles of Incorporation,
3.2 *             Articles of Amendment to the Articles of Incorporation,
3.3 *             By-Laws
10.1 **           2000 non-Qualified Key Man Stock Option Plan
10.2 **           Form of Option Certificate delivered in connection
                  with the grant of individual options.
31.1              Rule 13a-14(a)/15d-14(a) Certification.
32.1              Certification by the Chief Executive  Officer/Acting Chief
                  Financial Officer Relating to a Periodic Report Containing
                  Financial Statements.***
99.1              Code of Ethics

*** The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

DOCUMENTS INCORPORATED BY REFERENCE

* Documents previously filed as exhibits to Form 10 filed on November 18, 1999 and incorporated herein by this reference.
** Documents previously filed as exhibits to Form 10KSB annual report for years ending 12/31/99.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco's annual financial statement and review of financial statements included in Oranco's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,140.00 for fiscal year ended 2002 and $3,825.00 for fiscal year ended 2003.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco's financial statements that are not reported above were $ -0- for fiscal years ended 2002 and 2003.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2002 and $150.00 for fiscal year ended 2003.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2002 and 2003.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ORANCO, INC.



Date: 3-28-2004              By S/ Claudio Gianascio
                               --------------------------------
                                Claudio Gianascio
                                President, Secretary, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:





                                   ORANCO, INC.


Date: 3-28-2004              By S/ Claudio Gianascio
                               --------------------------------
                                Claudio Gianascio
                                President, Secretary, Treasurer and Director



Date:  3-28-2004                S/ Alfredo Villa
                                -------------------------------
                                Alfredo M. Villa
                                Director

MADSEN & ASSOCIATES, CPA's INC.
-------------------------------                             684 East Vine St, #3
Certified Public Accountants and Business Consultants         Murray, Utah 84107
                                                          Telephone 801-268-2632
                                                                Fax 801-262-3978

Board of Directors
Oranco, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 2003 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2003, and 2002 and the period June 16, 1977 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2003 and the results of operations, and cash flows for the years ended December 31, 2003 and 2002 and the period June 16, 1977 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



March 23, 2004
Salt Lake City, Utah                           s/Madsen & Associates, CPA's Inc.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003



ASSETS
CURRENT ASSETS

   Cash                                                               $ 282,673
                                                                      ---------

           Total Current Assets                                       $ 282,673
                                                                      =========




LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Income tax payable                                                 $     422
                                                                      ---------

           Total Current Liabilities                                        422
                                                                      ---------


STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at $0.001 par value;
     4,019,950 shares issued and outstanding                              4,020

   Capital in excess of par value                                       325,148

    Deficit accumulated during the development stage                    (46,917)
                                                                      ---------

       Total Stockholders' Equity                                     $ 282,251
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2003, and 2002 and the
          Period June 16, 1977 (Date of Inception) to December 31, 2003




                                       Dec 31,        Dec 31,    Jun 16, 1977 to
                                        2003           2002       Dec  31, 2003
                                     -----------    -----------    -----------

REVENUES                             $    11,987    $    24,156    $    53,997
                                     -----------    -----------    -----------

EXPENSES

   Administrative                          9,175          6,986         69,604
    Valuation adjustment-
    available-for-securities              17,628         12,773         30,401
                                     -----------    -----------    -----------
                                          26,803         19,759        100,005
                                     -----------    -----------    -----------

NET PROFIT (LOSS) - before income tax    (14,816)         4,397        (46,008)

   Provision for income tax                 (422)          (487)          (909)
                                     -----------    -----------    -----------


NET PROFIT (LOSS)                    $   (15,238)   $     3,910    $   (46,917)
                                     ===========    ===========    ===========




NET LOSS PER COMMON
   SHARE

   Basic and diluted                 $      --      $      --
                                     -----------    -----------
    Diluted                          $      --      $      --
                                     -----------    -----------

AVERAGE  OUTSTANDING
    SHARES

     Basic                             4,019,950      4,019,950
                                     -----------    -----------
     Diluted                           6,519,950      6,519,950
                                     -----------    -----------



   The accompanying notes are an integral part of these financial state


                                                    ORANCO, INC.
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           Period June 16, 1977 (date of inception) to December 31, 2003


                                                                                      Capital in
                                                          Common Stock                Excess of        Accumulated
                                                      Shares          Amount          Par Value          Deficit
                                                   ---------------------------------------------------------------
Balance June 16, 1977 (date of inception)                --          $    --          $    --          $    --
Issuance of common stock for cash at $.034 -
   July 9, 1982                                       231,300              231            7,594             --
Issuance of common stock for cash at $.079 -
   November 12, 1982                                  143,650              144           11,199             --
Issuance of common stock for cash at $.025
    December 12, 1983                                  40,000               40              960             --
Net operating loss for the year ended
   December 31, 1983                                     --               --               --            (20,168)
Issuance of common stock for cash at $.019
   June 6, 1984                                        40,000               40              710             --
Net operating loss for the year ended
   December 31, 1984                                     --               --               --               (750)
Issuance of common stock for cash at $.019
   January 15, 1985                                    40,000               40              710             --
Net operating loss for the year ended
   December 31, 1985                                     --               --               --               (750)
Issuance of common stock for cash at $.05 -
   May 16, 1997                                       200,000              200            9,800             --
Net operating loss for the year ended
   December 31, 1997                                     --               --               --             (2,290)
Net operating loss for the year  ended
   December 31, 1998                                     --               --               --             (7,710)
Issuance of common stock for cash
    at $.05 - November 12, 1999                       700,000              700           34,300             --
Net operating loss for the year
    ended December 31, 1999                              --               --               --             (7,671)
Issuance of common stock for cash
   at $.10 - June and July 2000                     2,500,000            2,500          247,500             --
Issuance of common stock for cash
   at $.10 - July 5, 2000                             125,000              125           12,375             --
Net operating loss for the year
   ended December 31, 2000                               --               --               --             (7,497)
Net operating profit for the year
   ended December 31, 2001                               --               --               --             11,247
Net operating profit for the year
   ended December 31, 2002                               --               --               --              3,910
Net operating loss fot the year
   ended December 31, 2003                               --               --               --            (15,238)
                                                    ---------        ---------        ---------        ---------
Balance December 31, 2003                           4,019,950        $   4,020        $ 325,148        $ (46,917)
                                                    =========        =========        =========        =========


                     The accompanying notes are an integral part of these financial statements.


                                        ORANCO, INC.
                                ( Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                   For the Years Ended December 31, 2003, and 2002 and the
                Period June 16, 1977 (Date of Inception) to December 31, 2003



                                                                               Jun 16, 1977
                                                       Dec 31,      Dec 31,     to Dec 31,
                                                        2003         2002          2003
                                                      ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                  $ (15,238)   $   3,910    $ (46,917)
       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Change in income tax payable                      (65)         487          422
          Changes in accrued interest receivable          6,430      (10,197)        --
          Valuation adjustment - securities              17,628       12,773       30,401
                                                      ---------    ---------    ---------

          Net Change in Cash  from Operations             8,755        6,973      (16,094)
                                                      ---------    ---------    ---------


CASH FLOWS FROM INVESTING
 ACTIVITIES

       Purchase available-for-sale securities           (16,771)     (13,630)     (30,401)
       Payment of note receivable                       265,000         --           --
                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock             --           --        329,168
                                                      ---------    ---------    ---------

   Net Change in Cash                                   256,984       (6,657)     282,673

   Cash at Beginning of Period                           25,689       32,346         --
                                                      ---------    ---------    ---------

   Cash at End of Period                              $ 282,673    $  25,689    $ 282,673
                                                      =========    =========    =========



         The accompanying notes are an integral part of these financial statements.

                                             23

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 16, 1977 with authorized common stock of 100,000 shares at a par value of $0.25. On June 10, 1997 the authorized common stock was increased to 100,000,000 shares with a par value of $0.001.

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

On December 31, 2003 the Company did not have a net operating loss available for carryforward.

For the two years ended December 31, 2003 the Company has recorded a valuation adjustment to the available-for-sale securities of $30,401. If a loss results from the future sale of the securities it is uncertain whether it will be available as a deduction against future taxable profits and therefore no income tax benefit is recognized.

Reclassification
----------------

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company will expense advertising and market development costs as incurred.

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003



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

3.  AVAILABLE FOR SALE SECURITIES

Available-for-sale securities consists of 320,519 common shares of Air Packaging Technologies Inc. which was received as payment of interest on a note receivable. The value of the shares have been impaired and are being carried with no value.

4. COMMON CAPITAL STOCK

During June 2000 the board of directors authorized and completed the sale of a private placement of 2,500,000 units at $0.10. Each unit consisted of one share of common stock, a warrant to purchase an additional share of common stock for $0.10 at any time within two years (expired), and a warrant to purchase a second share of common stock for $0.25 any time before July 7, 2004. No warrants have been exercised.

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at the trading value on the date of grant. 375,000 of the options were granted on June 22, 2000 and 125,000 of the options were exercised for the purchase of 125,000 common shares at $.10 a share. The remaining 250,000 of the granted shares will expire December 31, 2004.


5  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired or have under option 22% of the outstanding common stock.