Form 10KSB/A
period 2003-12-31
ORANCO INC
filed 2004-04-12
CIK 1098996

United States Securities and Exchange Commission

                             Washington, D. C. 20549


                                AMENDMENT # 1 TO
                                   FORM 10-KSB



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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits. The following exhibits are included as part of this report by reference:

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification

Reports on Form 8-K
-------------------

On March 8, 2004 The Company filed a Form 8-K Item 4. Changes in Registrant's Certifying Accountant. In this 8-K The Company indicated that it had terminated the services of Sellers and Andersen LLC and had engaged the services of Madsen & Associates, CPA's Inc.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ORANCO, INC.



Date: 4-8-2004                   By s/ Claudio Gianascio
                                    ---------------------------------
                                    Claudio Gianascio
                                    President, Secretary, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                 ORANCO, INC.



Date: 4-8-2004                   By s/ Claudio Gianascio
                                    ---------------------------------
                                    Claudio Gianascio
                                    President, Secretary, Treasurer and Director



Date:  4-8-2004                     s/ Alfredo M. Villa
                                    ---------------------------------
                                    Alfredo M. Villa
                                    Director