Form 10QSB
period 2004-03-31
ORANCO INC
filed 2004-05-17
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2004
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File number             000-28181
                       -----------------------------------

                                   ORANCO INC.
                                   -----------
               (Exact name of registrant as specified in charter)

             Nevada                                            87-0574491
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah            84117
--------------------------------------------------------    ----------------
(Address of principal executive offices)                       (Zip Code)

                                  801-272-9294
                                  ------------
               Registrant's telephone number, including area code

                             ----------------------
(Former name, former address, and former fiscal year, if changed since last report.)

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

                  Class                    Outstanding as of March 31, 2004
                ---------                  --------------------------------
           Common  Stock, $0.001                     4,019,950

                                      INDEX


                                                                           Page
                                                                          Number

PART I.
          ITEM 1.  Financial Statements (unaudited)..........................3

                   Balance Sheets............................................4
                      March 31, 2004 and December 31, 2003

                   Statements of Operations..................................5
                      For the three ended March 31, 2004 and 2003
                      and the period June 16, 1977 to March 31, 2004

                   Statements of Cash Flows
                       For the three months ended March 31, 2004 and 2003....6
                       and the period June 16, 1977  to March 31, 2004

                   Notes to Financial Statements.............................7

          ITEM 2.  Plan of Operations.......................................11

PART II

          ITEM 3.  Controls and Procedures..................................12

          ITEM 6.  Exhibits and Reports on Form 8-K.........................13


                   Signatures...............................................13

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at March 31, 2003 and December 31, 2003, and the related statements of operations, and cash flows, for the three months ended March 31, 2004 and 2003 and the period June 16, 1977 to March 31, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2004 and December 31, 2003

--------------------------------------------------------------------------------


                                                             Mar 31,    Dec 31,
                                                              2004       2003
                                                            ---------  ---------
ASSETS
CURRENT ASSETS

   Cash                                                     $ 271,507  $ 282,673
                                                            ---------  ---------

       Total Current Assets                                   271,507    282,673
                                                            ---------  ---------

OTHER ASSETS

   Note receivable                                              7,000       --
                                                            ---------  ---------

                                                            $ 278,507  $ 282,673
                                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                        $   5,034  $    --
   Income tax payable                                            --          422
                                                            ---------  ---------

       Total Current Liabilities                                5,034        422
                                                            ---------  ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        4,019,950 shares issued and outstanding                4,020      4,020

   Capital in excess of par value                            325,148    325,148

    Deficit accumulated during the development stage         (55,695)   (46,917)
                                                            ---------  ---------

       Total Stockholders' Equity                            273,473    282,251
                                                            ---------  ---------

                                                           $ 278,507  $ 282,673
                                                            =========  =========


              The accompanying notes are an integral part of these
                             financial statements.

                                          ORANCO, INC.
                                  ( Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                           For the Three Months Ended March 31, 2004,
                             and 2003 and the Period June 16, 1977
                             (Date of Inception) to March 31, 2004

----------------------------------------------------------------------------------------------



                                                       Mar 31,        Mar 31,    Jun 16, 1977 to
                                                        2004           2003       Mar  31, 2004
                                                     -----------    -----------    -----------
REVENUES                                             $       592    $     5,916    $    54,589
                                                     -----------    -----------    -----------

EXPENSES

    Web site design                                        4,724           --            4,724
   Administrative                                          4,646          6,480         74,250
    Valuation adjustment- available-for-securities          --             --           30,401
                                                     -----------    -----------    -----------
                                                           9,370          6,480        109,375
                                                     -----------    -----------    -----------

NET PROFIT (LOSS) - before income tax                     (8,778)          (564)       (54,786)

   Provision for income tax                                 --             --             (909)
                                                     -----------    -----------    -----------


NET PROFIT (LOSS)                                    $    (8,778)   $      (564)   $   (55,695)
                                                     ===========    ===========    ===========




NET LOSS PER COMMON
   SHARE

   Basic and diluted                                 $      --      $      --
                                                     -----------    -----------
    Diluted                                          $      --      $      --
                                                     -----------    -----------

AVERAGE  OUTSTANDING
    SHARES

     Basic                                             4,019,950      4,019,950
                                                     -----------    -----------
     Diluted                                           6,519,950      6,519,950
                                                     -----------    -----------



                 The accompanying notes are an integral part of
                          these financial statements.

                                       -5-

                                        ORANCO, INC.
                                ( Development Stage Company)
                                  STATEMENT OF CASH FLOWS
                         For the Three Months Ended March 31, 2004,
        and 2003 and the Period June 16, 1977 (Date of Inception) to March 31, 2004

------------------------------------------------------------------------------------------

                                                                              Jun 16, 1977
                                                        Mar 31,      Mar 31,   to Mar 31,
                                                         2004         2003        2004
                                                      ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                  $  (8,778)   $    (564)   $ (55,695)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Change in accounts payable                   4,612        6,466        5,034
             Changes in accrued interest receivable        --         (5,866)        --
             Valuation adjustment - securities             --           --         30,401


          Net Change in Cash  from Operations             4,166)          36      (20,260)
                                                      ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

       Purchase available-for-sale securities              --           --        (30,401)
       Note receivable                                   (7,000)        --         (7,000)
                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock             --           --        329,168
                                                      ---------    ---------    ---------

   Net Change in Cash                                   (11,166)          36      271,507

   Cash at Beginning of Period                          282,673       25,689         --
                                                      ---------    ---------    ---------

   Cash at End of Period                              $ 271,507    $  25,725    $ 271,507
                                                      =========    =========    =========



                       The accompanying notes are an integral part of
                                these financial statements.



                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

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

On March 31, 2004 a net operating loss available for carryforward was not determined.

For the two years ended December 31, 2003 the Company has recorded a valuation adjustment to the available-for- sale securities of $30,401. If a loss results from the future sale of the securities it is uncertain whether it will be available as a deduction against future taxable profits and therefore no income tax benefit is recognized.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  Mach 31, 2004

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

--------------------------------------------------------------------------------


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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it has agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of March 31, 2004, it had $271,507 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Quarter ended March 31, 2004 compared to Quarter ended March 31, 2003
---------------------------------------------------------------------

     Revenues for the quarter ended March 31, 2004 were $592 compared to $5,916 for the quarter ended March 31, 2003. This represents an decrease of $5,324 or 90%. This decrease is attributable to the repayment of an outstanding convertible debenture and the reinvestment of the proceeds in a bank money market account earning lower rates of interest than the note.

     Expenses for the quarter ended March 31, 2004 were $9,370 compared to $6,480 for the quarter ended March 31, 2003. This represents a increase of $2,890 or 44.6% and is attributable to a expenses paid in developing a web site for the Company partially offset by a decrease in administrative expenses.

    Net loss for the quarter ended March 31, 2004 was $8,778 compared to a net loss of $564 for the quarter ended

March 31, 2003. This increase is attributable to the decrease in interest income being received and an increase in expenses.

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

     In addition, on March 29, 2004 the Company entered into an agreement with Air Packaging Technologies, Inc.("AIRP") to fund an evaluation of a lawsuit by it against 3M Corp. for 3M's failure to use reasonable efforts to sell the products of AIRP to which it had exclusive rights, thus causing the failure of AIRP's business plan for lack of revenue. The cause of action is presently being evaluated by counsel for AIRP. All amounts advanced by the Company on this matter are considered loans with interest at 12% per annum and secured by a lien against the assets of AIRP. In the event of a recovery, the Company is entitled to a return of all amounts advanced and 60% of the net proceeds from the recovery. The Company can terminate funding at any time, upon thirty days written notice. If the Company terminates funding prior to it having provided $50,000 in funding its share in any net recovery will be reduced to 40%. The Company is unable, at this time, to estimate what its total investment in the lawsuit might be. However, the Company does feel that it has sufficient assets or sources of funding to fund the continuing activities of the Company and the possible lawsuit against 3M Corp. In the first quarter $7,000 was loaned to AIRP in this matter.

     During the quarter ended March 31, 2004 the Company has been able to pay its expenses and costs through it cash on hand. As of March 31, 2004 had $271,507 in cash or cash equivalents compared to $282,673 at December 31, 2003, a decrease of $11,166 or 4%. This was attributable to ongoing expenses and the loan to AIRP.


                                     PART 2


--------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


     Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) Exhibits

Exhibit 10.1 Material Agreements- Agreement between the Company and Air Packaging Technologies, Inc.

Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 Certification by the Chief Executive Officer/Chief Financial Officer relating to a periodic report containing financial statements

(b) Reports on Form 8-K

     On March 8, 2004 the company filed a Form 8-K Item 4 "Changes in registrant's Certifying Accountant". In this 8-K, the Company indicated that it had terminated the services of Sellers and Andersen LLC and had engaged the services of Madsen & Associates, CPA's Inc.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        Oranco, Inc.
                                        [Registrant]


                                        S/ Claudio Gianscio
                                        ----------------------------------------
                                        Claudio Gianascio- President, Sec, Treas
           May 7, 2004