Form 10QSB
period 2004-06-30
ORANCO INC
filed 2004-08-09
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2004
                               ----------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ____________________    ____________________

Commission File number              000-28181
                     ______________________________________

                                   ORANCO INC.
                                   -----------
               (Exact name of registrant as specified in charter)

             Nevada                                 87-0574491
-------------------------------                   --------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah                84117
--------------------------------------------------------          -------------
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

           Class                            Outstanding as of June 30, 2004
         ---------                       ----------------------------------
    Common  Stock, $0.001                               4,019,950

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.

    ITEM 1.    Financial Statements (unaudited)................................3

               Balance Sheets..................................................4
                June 30, 2004 and December 31, 2003

               Statements of Operations........................................5
                For the three and six months ended June 30, 2004
                 and 2003 and the period June 16, 1977 to June 30, 2004

               Statements of Cash Flows
                For the six months ended June 30 , 2004 and 2003...............6 and the period June 16, 1977  to June 30, 2004

               Notes to Financial Statements...................................7

    ITEM 2.    Plan of Operations.............................................11

PART II

    ITEM 3.    Controls and Procedures........................................12

    ITEM 6.    Exhibits and Reports on Form 8-K...............................13


               Signatures.....................................................13

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2004 and December 31, 2003, and the related statements of operations, and cash flows, for the three and six months ended June 30, 2004 and 2003 and the period June 16, 1977 to June 30, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                       June 30, 2004 and December 31, 2003

--------------------------------------------------------------------------------


                                                            Jun 30,     Dec 31,
                                                             2004        2003
                                                          ---------   ---------
ASSETS
CURRENT ASSETS

   Cash                                                   $ 220,935   $ 282,673
                                                          ---------    ---------

           Total Current Assets                             220,935     282,673
                                                          ---------    ---------

OTHER ASSETS

   Note receivable                                           53,421           -
                                                          ---------    ---------

                                                          $ 274,356   $ 282,673
                                                          =========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Income tax payable                                    $      -    $     422
                                                          ---------    ---------

     Total Current Liabilities                                   -          422
                                                          ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
    100,000,000 shares authorized, at $0.001 par value;
     4,019,950 shares issued and outstanding                  4,020       4,020

   Capital in excess of par value                           325,148     325,148

   Deficit accumulated during the development stage        (54,812)     (46,917)
                                                          ---------    ---------

     Total Stockholders' Equity                             274,356     282,251
                                                          ---------    ---------

                                                          $ 274,356   $ 282,673
                                                          =========   ==========


   The accompanying notes are an integral part of these financial statements.

                                                ORANCO, INC.
                                        ( Development Stage Company)
                                          STATEMENTS OF OPERATIONS
                         For the Three and Six Months Ended June 30, 2004, and 2003
                      and the Period June 16, 1977 (Date of Inception) to June 30, 2004

-----------------------------------------------------------------------------------------------------------



                                            Jun 30,    Jun 30,      Jun 30,      Jun 30,    Jun 16, 1977 to
                                             2004       2003         2004         2003      Jun  30, 2004
                                         ---------   ---------    ---------    ---------    -------------

REVENUES                                 $   1,721   $   4,846    $   2,313    $  10,762    $  56,310
                                         ---------   ---------    ---------    ---------    ---------

EXPENSES

    Web site design                                        -          4,724          -          4,724
   Administrative                              838         107        5,484        6,587       75,087
    Valuation adjustment -
              available-for-securities         -        17,628          -         17,628       30,401
                                         ---------   ---------    ---------    ---------    ---------
                                               838      17,735       10,208       24,215      110,212
                                         ---------   ---------    ---------    ---------    ---------

NET PROFIT (LOSS) -
             before income tax                 883     (12,889)      (7,895)     (13,453)     (53,902)

   Provision for income tax                    -        (1,916)         -         (1,916)        (909)
                                         ---------   ---------    ---------    ---------    ---------


NET PROFIT (LOSS)                        $     883   $ (14,805)   $  (7,895)   $ (15,369)   $ (54,811)
                                         =========   =========    =========    =========    =========


NET LOSS PER COMMON
   SHARE

   Basic and diluted                     $     -     $     -      $     -      $     -
                                         ---------    ---------    ---------    ---------

AVERAGE  OUTSTANDING
    SHARES - stated in 1,000's

     Basic                                   4,019       4,019        4,019        4,019
                                         ---------    ---------    ---------    ---------
     Diluted                                 4,269       6,770        4,269        6,770
                                         ---------    ---------    ---------    ---------



                 The accompanying notes are an integral part of these financial statements.

                                                     -5-

                                        ORANCO, INC.
                                ( Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                           For the Six Months Ended June 30, 2004,
                            and 2003 and the Period June 16, 1977
                            (Date of Inception) to June 30, 2004

-------------------------------------------------------------------------------------------


                                                                               Jun 16, 1977
                                                         Jun 30,     Jun 30,    to Jun 30,
                                                          2004        2003         2004
                                                      ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                  $  (7,895)   $ (15,369)   $ (54,812)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Change in accounts payable                    (422)          -            -
             Changes in accrued interest receivable      (1,217)       6,430       (1,217)
             Valuation adjustment - securities               -           857       30,401
            Income tax benefit                               -         1,916           -
                                                      ---------    ---------    ---------

          Net Change in Cash  from Operations            (9,534)      (6,166)     (25,628)
                                                      ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

       Payment received on note receivable                   -       265,000           -
       Purchase available-for-sale securities                -            -       (30,401)
       Purchase note receivable                         (52,204)          -       (52,204)
                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock               -            -       329,168
                                                      ---------    ---------    ---------

   Net Change in Cash                                   (61,738)     258,834      220,935

   Cash at Beginning of Period                          282,673       25,689           -
                                                      ---------    ---------    ---------

   Cash at End of Period                              $ 220,935    $ 284,523    $ 220,935
                                                      =========    =========    =========



         The accompanying notes are an integral part of these financial statements.


                                             -6-

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

On June 30, 2004 a net operating loss available for carryforward was not determined.

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004

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

3.   NOTE RECEIVABLE

The Company has made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan includes a repayment of the loan amounts plus accrued interest and 60% of the net recoveries if the legal action is successful, and if not, repayment of the loan amounts plus accrued interest. The Company has the right to suspend any further advances at any time and still receive 60% of any net recovery, if the legal action is successful. The advances are secured by all of the assets of Air Packaging Technologies Inc, however one creditor asserts that it is in a superior position to The Company, which assertion Air Packaging Technologies, Inc. disputes.

4.   AVAILABLE FOR SALE SECURITIES

Available-for-sale securities consists of 320,519 common shares of Air Packaging Technologies Inc. which was received as payment of interest on a note receivable. The value of the shares have been impaired and are being carried with no value.

5.   COMMON CAPITAL STOCK

During June 2000 the board of directors authorized and completed the sale of a private placement of 2,500,000 units at $0.10. Each unit consisted of one share of common stock, a warrant to purchase an additional share of common stock for $0.10 at any time within two years (expired), and a warrant to purchase a second share of common stock for $0.25 any time before July 7, 2004 (expired). No warrants have been exercised.

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

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004

--------------------------------------------------------------------------------


6.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it has agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of June 30, 2004, it had $220,935 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.


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

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003
-------------------------------------------------------------------

     Revenues for the quarter ended June 30, 2004 were $1,721 compared to $4,846 for the quarter ended June 30, 2003. This represents an decrease of $3,121 or 64%. This decrease is attributable to the repayment of an outstanding convertible debenture and the reinvestment of the proceeds in a bank money market account earning lower rates of interest than the note.

     Expenses for the quarter ended June 30, 2004 were $838 compared to $17,735 for the quarter ended June 30, 2003. This represents a decrease of $16,897 or 95% and is attributable to a 2003 valuation adjustment for securities owned.

     Net loss for the quarter ended June 30, 2004 was $838 compared to a net loss of $17,735 for the quarter ended June 30, 2003. This decrease is attributable to a 2003 valuation adjustment for securities owned.

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

     During the quarter ended June 30, 2004 the Company has been able to pay its expenses and costs through it cash on hand. As of March 31, 2004 had $220,935 in cash or cash equivalents compared to $271,507 at March 31, 2004, a decrease of $50,572 or 18.6%. This was attributable to ongoing expenses and the loan to AIRP.


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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

             NONE

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       Oranco, Inc.
                                       [Registrant]


                                       S/ Claudio Gianascio
                                       --------------------
                                       Claudio Gianascio- President, Sec, Treas
           August 9, 2004