Form 10QSB
period 2004-09-30
ORANCO INC
filed 2004-11-08
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2004
                               ------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------
Commission File number         000-28181
                       -------------------------

                                   ORANCO INC.
                                   -----------
               (Exact name of registrant as specified in charter)

           Nevada                                              87-0574491
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah            84117
--------------------------------------------------------      --------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                                  ------------
               Registrant's telephone number, including area code

        _______________________________________________________________

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

         Class                             Outstanding as of September 30, 2004
       ---------                           ------------------------------------
  Common  Stock, $0.001                                 4,019,950

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I.

  ITEM 1.  Financial Statements (unaudited)..................................3

           Balance Sheets....................................................4
            September 30, 2004 and December 31, 2003

           Statements of Operations..........................................5
            For the three and nine months ended September 30, 2004
             and 2003 and the period June 16, 1977 to September 30, 2004

           Statements of Cash Flows
            For the nine months ended September 30 , 2004 and 2003...........6 and the period June 16, 1977  to September 30, 2004

           Notes to Financial Statements.....................................7

  ITEM 2.  Plan of Operations...............................................10

PART II

  ITEM 3.  Controls and Procedures..........................................11

  ITEM 6.  Exhibits and Reports on Form 8-K.................................12


           Signatures.......................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at September 30, 2004 and December 31, 2003, and the related statements of operations, and cash flows, for the three and nine months ended September 30, 2004 and 2003 and the period June 16, 1977 to September 30, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                    September 30, 2004 and December 31, 2003

--------------------------------------------------------------------------------

                                                          Sept 30,      Dec 31,
                                                            2004         2003
                                                            ----         ----
ASSETS
CURRENT ASSETS

  Cash                                                   $ 213,374    $ 282,673
                                                         ---------    ---------

    Total Current Assets                                   213,374      282,673
                                                         ---------    ---------

OTHER ASSETS

   Note receivable and accrued interest                     60,102         --
                                                         ---------    ---------

                                                         $ 273,476    $ 282,673
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Income tax payable                                     $     538    $     422
                                                         ---------    ---------

    Total Current Liabilities                                 --            422
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

  Common stock
    100,000,000 shares authorized, at $0.001
     par value; 4,019,950 shares issued
     and outstanding                                         4,020        4,020

  Capital in excess of par value                           325,148      325,148

  Deficit accumulated during the development stage         (56,230)     (46,917)
                                                         ---------    ---------

    Total Stockholders' Equity                             272,938      282,251
                                                         ---------    ---------

                                                         $ 273,476    $ 282,673
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                                           ORANCO, INC.
                                   ( Development Stage Company)
                                     STATEMENTS OF OPERATIONS
                          For the Three and Nine Months Ended September
                         30, 2004, and 2003 and the Period June 16, 1977
                            (Date of Inception) to September 30, 2004

------------------------------------------------------------------------------------------------

                                    Three Months              Nine Months
                                Sept 30,     Sept 30,     Sept 30,     Sept 30,  Jun 16, 1977 to
                                  2004         2003         2004         2003     Sept  30, 2004
                                  ----         ----       -------     ---------  ---------------
REVENUES                       $   2,147    $     615    $   4,460    $  11,377    $  58,457
                               ---------    ---------    ---------    ---------    ---------

EXPENSES

   Web site design                               --          4,724         --          4,724
   Administrative                  3,565        2,271        9,049        8,858       78,653
   Valuation adjustment -
    available-for-securities        --           --           --         17,628       30,401
                               ---------    ---------    ---------    ---------    ---------
                                   3,565        2,271       13,773       26,486      113,778
                               ---------    ---------    ---------    ---------    ---------

NET PROFIT (LOSS) -
   before income tax              (1,418)      (1,656)      (9,313)     (15,109)     (55,321)

 Provision for income tax           --            487         --         (1,429)        (909)
                               ---------    ---------    ---------    ---------    ---------


NET PROFIT (LOSS)              $  (1,418)   $  (1,169)   $  (9,313)   $ (16,538)   $ (56,230)
                               =========    =========    =========    =========    =========


NET LOSS PER COMMON
   SHARE

   Basic and diluted           $    --      $    --      $    --      $    --
                               ---------    ---------    ---------    ---------

AVERAGE  OUTSTANDING
 SHARES - stated in 1,000's

     Basic                         4,019        4,019        4,019        4,019
                               ---------    ---------    ---------    ---------
     Diluted                       4,269        6,770        4,269        6,770
                               ---------    ---------    ---------    ---------



            The accompanying notes are an integral part of these financial statements.

                                               -5-

                                  ORANCO, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2004,
                   and 2003 and the Period June 16, 1977 (Date
                       of Inception) to September 30, 2004

--------------------------------------------------------------------------------

                                                                    Jun 16, 1977
                                               Sept 30,    Sept 30,  to Sept 30,
                                                 2004        2003           2004
                                                ------     --------  -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                            $  (9,313)  $ (16,538)  $ (56,230)

   Adjustments to reconcile net loss to
   net cash provided by operating activities

     Change in accounts payable                     116        --           538
     Changes in accrued interest receivable      (2,898)      6,430      (2,898)
     Valuation adjustment - securities             --           857      30,401
     Income tax benefit                            --         1,429        --
                                              ---------   ---------   ---------

     Net Change in Cash  from Operations        (12,095)     (7,822)    (28,189)
                                              ---------   ---------   ---------


CASH FLOWS FROM INVESTING
 ACTIVITIES

   Payment received on note receivable             --       265,000        --
   Purchase available-for-sale securities          --          --       (30,401)
   Purchase note receivable                     (57,204)       --       (57,204)
                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from issuance of common stock          --          --       329,168
                                              ---------   ---------   ---------

  Net Change in Cash                            (69,299)    257,178     213,374

  Cash at Beginning of Period                   282,673      25,689        --
                                              ---------   ---------   ---------

  Cash at End of Period                       $ 213,374   $ 282,867   $ 213,374
                                              =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004

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

On September 30, 2004, the Company had a net operating loss available for carry forward of $3,252. The tax benefit of approximately $976 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no current commercial operations. The net operating loss will expire 2024.


Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004

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


Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004

--------------------------------------------------------------------------------

3. NOTE RECEIVABLE

The Company has made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan includes a repayment of the loan amounts plus accrued interest and 60% of the net recoveries if the legal action is successful, and if not, a repayment of 60% of the loan amounts. The Company has the right to suspend any further advances and receive 60% of the advances made. The advances are secured by all of the assets of Air Packaging Technologies Inc.

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

6 SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it has agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of September 30, 2004, it had $213,374 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Quarter ended September 30, 2004 compared to Quarter ended September 30, 2003
-----------------------------------------------------------------------------

     Revenues for the quarter ended September 30, 2004 were $2,147 compared to $615 for the quarter ended September 30, 2003. This represents an increase of $1,532 or 250%. This increase is attributable to the accruing of interest on the funds advanced to Air Packaging Technologies, Inc, as described below.

     Expenses for the quarter ended September 30, 2004 were $3,565 compared to $2,271 for the quarter ended September 30, 2003. This represents a increase of $1,294 or 57% and is attributable to increased costs to comply with SEC reporting requirements and annual registered agent and transfer agent fees.

    Net loss for the quarter ended September 30, 2004 was $1,418 compared to a net loss of $1,169 for the quarter ended September 30, 2003. This increase is attributable increased costs to comply with SEC reporting requirements and annual registered agent and transfer agent fees.

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

     During the quarter ended September 30, 2004 the Company has been able to pay its expenses and costs through it cash on hand. As of September 30, 2004 the Company had $213,374 in cash or cash equivalents compared to $282,673 at December 31, 2003, a decrease of $69,299 or 24.5%. This was attributable to ongoing expenses and the loan to AIRP.


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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                       Oranco, Inc.
                                       [Registrant]


                                       S/ Claudio Gianascio
                                       --------------------
  November 5, 2004                     Claudio Gianascio- President, Sec, Treas