Form 10KSB
period 2004-12-31
ORANCO INC
filed 2005-03-30
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004
                            ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 0-28181
                      -------------------------------------

                                  Oranco, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Nevada                                 87-0574491
                 ------                                 ----------
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

     (1)   Yes  [X]    No [  ]           (2)   Yes [X]    No  [  ]

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                           December 31, 2004 - $6,770



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     At March 20, 2005, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 20, 2005
                                    4,269,950

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(C)) under the Securities Act of 1933: None

                                TABLE OF CONTENTS
================================================================================


PART I
                                                                            Page

ITEM 1      DESCRIPTION OF BUSINESS                                           4

ITEM 2      DESCRIPTION OF PROPERTIES                                         9

ITEM 3      LEGAL PROCEEDINGS                                                 9

ITEM 4      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 9

PART II

ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          9

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        11

ITEM 7      FINANCIAL STATEMENTS                                             12

ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         12

ITEM 8A     CONTROLS AND PROCEDURES                                          12

ITEM 8B     OTHER INFORMATION                                                13

PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT               13

ITEM 10     EXECUTIVE COMPENSATION                                           15

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                   16

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   18

PART IV

ITEM 13     EXHIBITS                                                         18

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES                           19

                                     PART I

Item 1. Description of Business.
--------------------------------

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

     None.

Item 2. Description of Property.
--------------------------------

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

Item 3. Legal Proceedings.
--------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------


Market Information
------------------


     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is aware of only two transactions having taken place, one in the year 2000 and the other in 2005. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
-----------------------------------------------------------------------------

Although the Company has not issued any Unregistered or Restricted shares in the three years preceding December 31, 2004, it did in March 2005 issue 250,000 shares of stock pursuant to the exercise of outstanding employee stock options pursuant to Rule 701 of the Securities Act of 1933. This increased the outstanding shares to 4,269,950.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it has agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of December 31, 2004, it had $216,684 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2004 compared to year ended December 31, 2003
---------------------------------------------------------------------

     Revenues for the year ended December 31, 2004 were $6,770 compared to $11,987 for the year ended December 31, 2003. This represents an decrease of $5,217 or 43.5%. This decrease is attributable to investment in bank money market accounts paying less interest than previous investments, offset partially by the accruing interest on the Air Packaging Technologies, Inc. loan.

     Expenses for the year ended December 31, 2004 were $14,697 compared to $27,225 for the year ended December 31, 2003. This represents a decrease of $12,528 or 46% and is attributable to a increase in legal and other administrative costs to comply with recent SEC requirements and no further requirement to decrease the value beyond $-0- of available for sale securities.

    Net loss for the year ended December 31, 2004 was $7,927 compared to a net loss of $15,238 for the year ended December 31, 2003. This decrease in loss is attributable to the fact that the Company had previously determined that its "available for sale securities" had no value and, therefore no further valuation adjustment was necessary.

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

     In addition, on March 29, 2004 the Company entered into an agreement with Air Packaging Technologies, Inc.("AIRP") to fund an evaluation of a lawsuit by it against 3M Corp. for 3M's failure to use reasonable efforts to sell the products of AIRP to which it had exclusive rights, thus causing the failure of AIRP's business plan for lack of revenue. The cause of action is presently being pursued by counsel for AIRP. All amounts advanced by the Company on this matter are considered loans with interest at 12% per annum and secured by a lien against the assets of AIRP. In the event of a recovery, the Company is entitled to a return of all amounts advanced and 60% of the net proceeds from the recovery. The Company can terminate funding at any time, upon thirty days written notice. If the Company terminates funding prior to it having provided $50,000 in funding its share in any net recovery will be reduced to 40%. The Company is unable, at this time, to estimate what its total investment in the lawsuit might be. As of December 31, 2004 the Company had advanced $65,924. However, the Company does feel that it has sufficient assets or sources of funding to fund the continuing activities of the Company and the possible lawsuit against 3M Corp.


     During the fiscal years ended December 31, 2004 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2004 had $216,684 in cash or cash equivalents compared to $282,673 at December 31, 2003, an decrease of $65,989. This primarily attributed to increase costs of compliance with new SEC requirements and the loan to AIRP for the 3M litigation.

Item 7. Financial Statements.
-----------------------------

     The financial statements of the Company are included following the signature pages to this form 10-KSB.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

     NONE

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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 8b. Other Information
--------------------------

     None

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

                                                     DATE ELECTED OR
NAME                      POSITION(S)                   APPOINTED
-----------------         ---------------------      ---------------
Claudio Gianascio         President, Secretary,
                          Treasurer, Director            09/01/99

Alfredo M. Villa          Director                       01/10/00

Business Experience
-------------------

     Mr. Gianascio is presently an independent financial advisor and currently residing in Andorra. Formerly he was CEO and Chairman of the Board of Givigest Fiduciaria S.A., a Swiss financial services company he co- founded in 1990. Until 2002 he was also a board member of III Intermediazioni Immobiliari Internazionali S.A., a real estate company; Until 2000 he was a board member of SCF Societa di Consulenza Finanziaria S.A., a Swiss private banking company and a board member of Zandano and Partners S.A., a Swiss financial consulting company. Mr. Gianascio holds a Master Degree in Economics which he received from the University of Geneva, Switzerland and is a licensed Fiduciario Finanziario within the state of Ticino, Switzerland. Prior to co- founding Givigest Fiduciaria S.A., Mr. Gianascio was employed within the banking and financial industries by Union Bank of Switzerland, Manufacturers Hanover (Suisse) S.A., and Chemical Bank (Suisse) S.A..

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

Code of Ethics
--------------

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller which was attached hereto as Exhibit 99.1 to the 2003 10KSB of the Company.

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

    The following table sets forth as of December 31, 2004, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

        Name            Position                Reports Filed
        ----            --------                -------------

        NONE

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated

                           SUMMARY COMPENSATION TABLE
           Annual Compensation                      Awards            Payouts
---------------------------------------------  -----------------   -------------

(a)           (b)         (c)    (d)    (e)    (f)       (g)       (h)     (I)
                                                        Secur-
                                                        ities              All
Name and     Year or                   Other   Rest-    Under-     LTIP   Other
Principal    Period     Salary  Bonus  Annual  ricted   lying      Pay-   Comp-
Position     Ended        ($)    ($)   Compen  Stock   Options(#)  outs  ensat'n
-------------------------------------------------------------------------------

Claudio
Gianascio,  12/31/2004     0      0      0       0         0        0       0
Pres, Sec,  12/31/2003     0      0      0       0         0        0       0
Treas, Dir  12/31/2002     0      0      0       0         0        0       0

** Claudio Gianascio became an officer and director of the Company on September 1, 1999.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------
                                Individual Grants
                                -----------------

             No. Of Sec.        % of Total
             Underlying         Options/SARs
             Options/           Granted to         Exercise
             SARs               Employees          or Base
             Granted            In Fiscal          Price             Expiration
Name         (#)                Year               ($/Sh)            Date
----         -----------        ------------       --------          ----------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding On March 20, 2005, unless otherwise noted.

                                          Number of Shares      Percentage
Name and Address                         Beneficially Owned    of Class (2)
----------------                         ------------------    ------------
Claudio Gianascio                             825,000(1)           19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Comprehensive Ventures Inc. Ltd.              400,000               9.36%
Clinch's House Lord Street
Douglas, Isle of Man
British Isles IM99 1RZ

Progressive Emerging Ventures Ltd.            400,000               9.36%
Suite 743, Europort
P.O. Box 629
Gibraltar

Capital One International SA                  350,000               8.19%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama

Prestige Underwriters NV                      350,000               8.19%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited                     350,000               8.19%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

(1) Includes 125,000 shares issued pursuant to an option exercise on February 28, 2005.
(2) Percentage is calculated including the 250,000 shares issued in March 2005 on Mr. Gianascio's and Mr. Villa's exercise of employee stock options and therefore there were 4,269,950 shares outstanding


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                    Number of                 Percentage of
Name and Address             Shares Beneficially Owned        of Class
----------------             --------------------------       -------------

Claudio Gianascio                   825,000(1)                  19.32%(2)
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Alfredo M. Villa                    125,000(1)                   2.93%(2)
Chelsea Court No. 2262
Triq 1-1M6HAZEL, Swiequi
Malta

All directors and
executive officers                  950,000(1)                  22.25%(2)
as a group (2 people)

(1) Includes options granted to Mr. Gianascio and Mr. Villa on January 11, 2000 granting each of them the right to purchase up to 125,000 shares of the common stock of the Company at a price of $.10 per share which have been exercised and shares issued in March 2005.

(2) Percentage is calculated including the 250,000 shares issued based upon Mr Gianascio's and Mr. Villa's exercise of employee stock options and March 2005 issuance of the shares and therefore there were 4,269,950 shares outstanding..

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

99.1****       Code of Ethics

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

DOCUMENTS INCORPORATED BY REFERENCE

* Documents previously filed as exhibits to Form 10 filed on November 18, 1999 and incorporated herein by this reference.
** Documents previously filed as exhibits to Form 10KSB annual report for year ending 12/31/99.
**** Documents previously filed as exhibit to Form 10KSB annual report for year ending 12/31/2003.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco's annual financial statement and review of financial statements included in Oranco's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,825.00 for fiscal year ended 2003 and $4,015 for fiscal year ended 2004.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco's financial statements that are not reported above were $ -0- for fiscal years ended 2003 and 2004.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2003 and $150.00 for fiscal year ended 2004.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2003 and 2004.

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

                                        ORANCO, INC.



Date: 3-29-2005                   By  S/ Claudio Gianascio
                                     ------------------------------
                                     Claudio Gianascio
                                     President, Secretary, Treasurer
                                     and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        ORANCO, INC.

Date: 3-29-2005                   By  S/ Claudio Gianascio
                                     ------------------------------
                                     Claudio Gianascio
                                     President, Secretary,
                                     Treasurer and Director



Date:  3-29-2004                     S/ Alfredo M. Villa
                                     ----------------------
                                     Alfredo M. Villa
                                     Director

MADSEN & ASSOCIATES, CPA's INC.                           684 East Vine St, # 3
-------------------------------                           Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                          Fax 801-262-3978




Board of Directors
Oranco, Inc.
Salt Lake City, Utah

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 2004 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2004, and 2003 and the period June 16, 1977 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2004 and the results of operations, and cash flows for the years ended December 31, 2004 and 2003 and the period June 16, 1977 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



March 25, 2005
Salt Lake City, Utah                       s/Madsen & Associates, CPA's Inc.

                                  ORANCO, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004

================================================================================


ASSETS
CURRENT ASSETS

   Cash                                                               $ 216,684
                                                                      ---------
    Total Current Assets                                                216,684
                                                                      ---------

OTHER ASSETS

    Note receivable and accrued interest                                 70,678
                                                                      ---------

                                                                      $ 287,362
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                   $     538
                                                                      ---------
    Total Current Liabilities                                               538
                                                                      ---------

STOCKHOLDERS' EQUITY

   Common stock
    100,000,000 shares authorized, at $0.001 par value;
4,019,950 shares issued and outstanding                                   4,020
   Capital in excess of par value                                       325,148
   Stock subscriptions received                                          12,500
   Deficit accumulated during the development stage                     (54,844)
                                                                      ---------

       Total Stockholders' Equity                                       286,824
                                                                      ---------

                                                                      $ 287,362
                                                                      =========



    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     For the Years Ended December 31, 2004,
                   and 2003 and the Period June 16, 1977 (Date
                       of Inception) to December 31, 2004

================================================================================



                                    Dec 31,        Dec 31,      Jun 16, 1977 to
                                      2004           2003       Dec  31, 2004
                                  -----------    -----------    ---------------

REVENUES                          $     6,770    $    11,987    $    60,767
                                  -----------    -----------    -----------

EXPENSES

 Administrative                        14,697          9,597         85,210
 Valuation adjustment-
   available-for-securities              --           17,628         30,401
                                  -----------    -----------    -----------
                                       14,697         27,225        115,611
                                  -----------    -----------    -----------

NET PROFIT (LOSS)                 $    (7,927)   $   (15,238)   $   (54,844)
                                  ===========    ===========    ===========




NET LOSS PER COMMON
 SHARE

 Basic and diluted                $      --      $      --
                                  -----------    -----------


AVERAGE  OUTSTANDING
 SHARES

 Basic                              4,019,950      4,019,950
                                  -----------    -----------
 Diluted                            4,269,950      4,269,950
                                  -----------    -----------



    The accompanying notes are an integral part of these financial statements

                                         ORANCO, INC.
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period June 16, 1977 (date of inception) to December 31, 2004

==============================================================================================

                                                    Common Stock       Capital in
                                                    ------------       Excess of   Accumulated
                                                 Shares      Amount    Par Value     Deficit
                                                 -------   ---------   ----------  -----------
Balance June 16, 1977 (date of inception)           --     $    --     $    --     $    --

Issuance of common stock for cash at $.034 -
   July 9, 1982                                  231,300         231       7,594        --
Issuance of common stock for cash at $.079 -
   November 12, 1982                             143,650         144      11,199        --
Issuance of common stock for cash at $.025
    December 12, 1983                             40,000          40         960        --
Net operating loss for the year ended
   December 31, 1983                                --          --          --       (20,168)
Issuance of common stock for cash at $.019
   June 6, 1984                                   40,000          40         710        --
Net operating loss for the year ended
    December 31, 1984                               --          --          --          (750)
Issuance of common stock for cash at $.019
   January 15, 1985                               40,000          40         710        --
Net operating loss for the year ended
    December 31, 1985                               --          --          --          (750)
Issuance of common stock for cash at $.05 -
   May 16, 1997                                  200,000         200       9,800        --
Net operating loss for the year ended
     December 31, 1997                              --          --          --        (2,290)
Net operating loss for the year  ended
    December 31, 1998                               --          --          --        (7,710)
Issuance of common stock for cash
    at $.05 - November 12, 1999                  700,000         700      34,300        --
Net operating loss for the year
    ended December 31, 1999                         --          --          --        (7,671)
Issuance of common stock for cash
   at $.10 - June and July 2000                2,500,000       2,500     247,500        --
Issuance of common stock for cash
   at $.10 - July 5, 2000                        125,000         125      12,375        --
Net operating loss for the year
   ended December 31, 2000                          --          --          --        (7,497)
Net operating profit for the year
   ended December 31, 2001                          --          --          --        11,247
Net operating profit for the year
   ended December 31, 2002                          --          --          --         3,910

           The accompanying notes are an integral part of these financial statements



                                             -24-

                                         ORANCO, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
                Period June 16, 1977 (date of inception) to December 31, 2004

==============================================================================================

                                                 Common Stock          Capital in
                                                 ------------          Excess of   Accumulated
                                              Shares       Amount      Par Value     Deficit
                                             ---------    ---------    ---------    ---------
Net operating loss for the year
   ended December 31, 2003                        --           --           --        (15,238)
Net operating loss for the year
   ended December 31, 2004                        --           --           --         (7,927)
                                             ---------    ---------    ---------    ---------

Balance December 31, 2004                    4,019,950    $   4,020    $ 325,148    $ (54,844)
                                             =========    =========    =========    =========



           The accompanying notes are an integral part of these financial statements


                                  ORANCO, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 2004, and 2003 and the
         Period June 16, 1977 (Date of Inception) to December 31, 2004

================================================================================
                                                                    Jun 16, 1977
                                             Dec 31,       Dec 31,   to Dec 31,
                                              2004          2003           2004
                                            ---------    ---------    ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                          $  (7,927)   $ (15,238)   $ (54,844)

  Adjustments to reconcile net loss to
  net cash provided by operating activities

   Change in income tax payable                  (422)         (65)        --
   Changes in accrued interest receivable      (4,754)       6,430       (4,754)
   Changes in accounts payable                    538         --            538
   Valuation adjustment - securities             --         17,628       30,401


   Net Change in Cash  from Operations        (12,565)       8,755      (28,659)
                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase available-for-sale securities         --        (16,771)     (30,401)
  Changes in long term note receivable        (65,924)     265,000      (65,924)
                                            ---------    ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from issuance of common stock
   & stock subscriptions                       12,500         --        341,668
                                            ---------    ---------    ---------

 Net Change in Cash                           (65,989)     256,984      216,684

 Cash at Beginning of Period                  282,673       25,689         --
                                            ---------    ---------    ---------

 Cash at End of Period                      $ 216,684    $ 282,673    $ 216,684
                                            =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

================================================================================


1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 16, 1977 with authorized common stock of 100,000 shares at a par value of $.25. On June 10, 1997 the authorized common stock was increased to 100,000,000 shares with a par value of $.001.

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

On December 31, 2004 the Company had a net operating loss available for carryforward of $2,775. The tax benefit of approximately $833 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2025.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

================================================================================


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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

================================================================================


3. NOTE RECEIVABLE

The Company has made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan includes a repayment of the loan amounts plus accrued interest and 60% of the net recoveries if the legal action is successful, and if not, a repayment of 60% of the loan amounts. The Company has the right to suspend any further advances and receive 60% of the advances made. The advances are secured by all of the assets of Air Packaging Technologies Inc. The amounts shown in the balance sheet include the advances made and the accrued interest receivable to December 31, 2004.

4. AVAILABLE-FOR-SALE SECURITIES

The Company received available-for-sale securities of 320,519 common shares of Air Packaging Technologies Inc. which was received as payment of interest on a note receivable. The value of the shares has been expensed because they were considered to be permanently impaired.

5. COMMON CAPITAL STOCK

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at the trading value on the date of grant. 125,000 of the options were exercised on June 22, 2000 at $.10 per share. The remaining 250,000 were exercised, 125,000 during December 2004, shown in the balance sheet under stock subscriptions received, and 125,000 shares during March 2005. These shares were issued during March 2005.


6 SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired or have under option 22% of the outstanding common stock.