Form 10QSB
period 2005-03-31
ORANCO INC
filed 2005-05-05
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2005
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ------------------
Commission File number            000-28181
                       --------------------------------

                                   ORANCO INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                       87-0574491
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah           84117
--------------------------------------------------------      -----------
(Address of principal executive offices)                      (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                  --------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

           Class                             Outstanding as of March 31, 2005
    ---------------------                    --------------------------------
    Common  Stock, $0.001                               4,269,950

                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------
PART I.

   ITEM 1.  Financial Statements (unaudited).................................3

            Balance Sheets...................................................4
             March 31, 2005 and December 31, 2004

            Statements of Operations.........................................5
             For the three  months ended March 31, 2005 and 2004
              and the period June 16, 1977 to March 31, 2005

            Statement of Changes in stockholder Equity.......................6
             June 16, 1977 to March 31, 2005.

            Statements of Cash Flows
             For the three months ended March 31 , 2005 and 2004.............8 and the period June 16, 1977  to March 31, 2005

            Notes to Financial Statements....................................9

   ITEM 2.  Plan of Operations..............................................12

   ITEM 3.  Controls and Procedures.........................................13

PART II

   ITEM 2.  Changes in Securities...........................................14

   ITEM 6.  Exhibits and Reports on Form 8-K................................14


            Signatures......................................................15

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at March 31, 2005 and December 31, 2004, and the related statements of operations, and cash flows, for the three months ended March 31, 2005 and 2004 and the period June 16, 1977 to March 31, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2005 and December 31, 2004

================================================================================

                                                       (unaudited)
                                                          Mar 31,       Dec 31,
                                                            2005         2004
                                                         ---------    ---------
ASSETS
CURRENT ASSETS

   Cash                                                  $ 214,621    $ 216,684
                                                         ---------    ---------

      Total Current Assets                                 214,621      216,684
                                                         ---------    ---------

OTHER ASSETS

   Note receivable and accrued interest                     84,060       70,678
                                                         ---------    ---------

                                                         $ 298,681    $ 287,362
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                      $   2,643    $     538
                                                         ---------    ---------

      Total Current Liabilities                              2,643          538
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
    100,000,000 shares authorized, at $0.001 par value;
     4,269,950 shares issued and outstanding on March 31,    4,270        4,020
   Capital in excess of par value                          349,898      325,148
   Stock subscriptions received                               --         12,500
   Deficit accumulated during the development stage        (58,130)     (54,844)
                                                         ---------    ---------

      Total Stockholders' Equity                           296,038      286,824
                                                         ---------    ---------

                                                         $ 298,681    $ 287,362
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                      STATEMENTS OF OPERATIONS - unaudited
           For the Three Months Ended March 31, 2005, and 2004 and the
           Period June 16, 1977 (Date of Inception) to March 31, 2005

================================================================================


                                   Mar 31,         Mar 31,    Jun 16, 1977 to
                                    2005            2004       Mar  31, 2005
                                 -----------    -----------   ---------------

REVENUES                         $     2,627    $       592     $    63,394
                                 -----------    -----------     -----------

EXPENSES

   Web site design                      --            4,724           4,724
   Administrative                      5,913          4,646          86,399
   Valuation adjustment
    - available-for-securities          --             --            30,401
                                 -----------    -----------     -----------
                                       5,913          9,370         121,524
                                 -----------    -----------     -----------

NET LOSS                         $    (3,286)   $    (8,778)    $   (58,130)
                                 ===========    ===========     ===========




NET LOSS PER COMMON
   SHARE

   Basic and diluted             $      --      $      --
                                 -----------    -----------

AVERAGE  OUTSTANDING
    SHARES

     Basic                         4,019,950      4,019,950
                                 -----------    -----------








     The accompanying notes are an integral part of these financial statements.

                                         ORANCO, INC.
                                  (Development Stage Company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 Period June 16, 1977 (date of inception) to December 31, 2005

=============================================================================================

                                                                      Capital in
                                                   Common Stock        Excess of  Accumulated
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



           The accompanying notes are an integral part of these financial statements





                                         ORANCO, INC.
                                  (Development Stage Company)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
                 Period June 16, 1977 (date of inception) to December 31, 2005

=============================================================================================

                                                                      Capital in
                                                   Common Stock        Excess of  Accumulated
                                                 Shares      Amount    Par Value    Deficit
                                               ---------   ---------   ---------   ---------
Net operating loss for the year
   ended December 31, 2003                          --          --          --       (15,238)
Net operating loss for the year
   ended December 31, 2004                          --          --          --        (7,927)
                                               ---------   ---------   ---------   ---------

Balance December 31, 2004 - audited            4,019,950       4,020     325,148     (54,844)

Issuance of common stock for cash
  at $.10 - March 25, 2005                       250,000         250      24,750        --
Net operating loss for the three
   Months ended March 31, 2005                      --          --          --        (3,286)


Balance March 31, 2005 - unaudited             4,269,950   $   4,270   $ 349,898   $ (58,130)
                                               =========   =========   =========   =========



















           The accompanying notes are an integral part of these financial statements

                                              -7-

                                  ORANCO, INC.
                           (Development Stage Company)
                       STATEMENT OF CASH FLOWS - unaudited
           For the Three Months Ended March 31, 2005, and 2004 and the
           Period June 16, 1977 (Date of Inception) to March 31, 2005

================================================================================

                                                                    Jun 16, 1977
                                              Mar 31,      Mar 31,    to Mar 31,
                                                 2005         2004          2005
                                            ---------    ---------    ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                          $  (3,286)   $  (8,778)   $ (58,130)

  Adjustments to reconcile net loss to
  net cash provided by operating activities

   Change in accounts payable                   2,105        4,612        2,643
   Changes in accrued interest receivable      (2,176)        --         (6,930)
   Valuation adjustment - securities             --           --         30,401

                                            ---------    ---------    ---------

   Net Change in Cash  from Operations         (3,357)      (4,166)     (32,016)
                                            ---------    ---------    ---------


CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase available-for-sale securities         --           --        (30,401)
  Note receivable                             (11,206)      (7,000)     (77,130)
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from issuance of common stock      12,500         --        354,168
                                            ---------    ---------    ---------

  Net Change in Cash                           (2,063)     (11,166)     214,621

  Cash at Beginning of Period                 216,684      282,673         --
                                            ---------    ---------    ---------

  Cash at End of Period                     $ 214,621    $ 271,507    $ 214,621
                                            =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005

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

On March 31, 2005 the Company had a net operating loss available for carryforward of $6,061. The tax benefit of approximately $1,818 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2026.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005

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

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

have a material impact on its  financial statements.

3. NOTE RECEIVABLE

The Company has made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan includes a repayment of the loan amounts plus accrued interest and 60% of the net recoveries if the legal action is successful, and if not, a repayment of the loan amounts, plus accrued interest. The Company has the right to suspend any further advances and receive 60% of the advances made. The advances are secured by all of the assets of Air Packaging Technologies Inc. The amounts shown in the balance sheet include the advances made and the accrued interest receivable to March 31, 2005.

4. AVAILABLE-FOR-SALE SECURITIES

The Company received available-for-sale securities of 320,519 common shares of Air Packaging Technologies Inc. which was received as payment of interest on a note receivable. The value of the shares has been expensed because they were considered to be permanently impaired.

5. COMMON CAPITAL STOCK

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at the trading value on the date of grant. 125,000 of the options were exercised on June 22, 2000 at $.10 per share. The remaining 250,000 were exercised during March 2005 at $.10 per share.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it has agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of March 31, 2005, it had $214,621 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Quarter ended March 31, 2005 compared to Quarter ended March 31, 2004
---------------------------------------------------------------------

     Revenues for the quarter ended March 31, 2005 were $2,627 compared to $592 for the quarter ended March 31, 2004. This represents an increase of $2,035 or 344%. This increase is attributable to the accruing of interest on the funds advanced to Air Packaging Technologies, Inc, as described below.

     Expenses for the quarter ended March 31, 2005 were $5,913 compared to $9370 for the quarter ended March 31, 2004. This represents a decrease of $3457 or 37% and is attributable to a non-reoccuring cost of web site design partially offset by increased costs to comply with SEC reporting requirements and annual registered agent and transfer agent fees.

     Net loss for the quarter ended March 31, 2005 was $3,286 compared to a net loss of $8,778 for the quarter ended March 31, 2004. The represents a decrease of $5,492 or 63%. This decrease is attributable to a non-reoccuring cost of web site design partially offset by increased costs to comply with SEC reporting requirements and annual registered agent and transfer agent fees.

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

     During the quarter ended March 31, 2005 the Company has been able to pay its expenses and costs through it cash on hand. As of March 31, 2005 the Company had $214,621 in cash or cash equivalents compared to $216,684 at December 31, 2004, a decrease of $2,063 or 1%. This was attributable to ongoing expenses and the loan to AIRP offset by the exercise of outstanding employee stock options for $25,000.


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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II---OTHER INFORMATION

--------------------------------------------------------------------------------

                          ITEM 2. CHANGES IN SECURITIES

--------------------------------------------------------------------------------


         On March 1, 2005, the two directors of the Company exercised outstanding employee stock options granted in January of 2000 under Rule 701 of The Securities Act of 1933 to each purchase 125,000 shares of the Company's common stock at $.10 per share.

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

                                     Oranco, Inc.
                                     [Registrant]


                                     S/ Claudio Gianascio
                                     ----------------------------------------
                                     Claudio Gianascio- President, Sec, Treas
     Dated 5/4/05