Form 10QSB
period 2005-06-30
ORANCO INC
filed 2005-08-03
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2005
                               -----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    --------------
Commission File number           000-28181
                          --------------------

                                   ORANCO INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                      87-0574491
-------------------------------                       --------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1981 East 4800 South Suite 100,  Salt Lake City, Utah                84117
-----------------------------------------------------             ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                       Outstanding as of June 30, 2005
           ---------                     -------------------------------
      Common  Stock, $0.001                        4,269,950

                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------
PART I.

  ITEM 1.  Financial Statements (unaudited)...................................3

           Balance Sheets.....................................................4
              June 30, 2005 and December 31, 2004

           Statements of Operations...........................................5
              For the three and six months ended June 30, 2005 and 2004
                and the period June 16, 1977 to June 30, 2005

           Statement of Changes in stockholder Equity.........................6
              June 16, 1977 to June 30, 2005.

           Statements of Cash Flows
              For the six months ended June 30 , 2005 and 2004................8 and the period June 16, 1977  to June 30, 2005

           Notes to Financial Statements......................................9

  ITEM 2.  Plan of Operations................................................12

  ITEM 3.  Controls and Procedures...........................................13

PART II

  ITEM 2.  Changes in Securities.............................................14

  ITEM 6.  Exhibits and Reports on Form 8-K..................................14


           Signatures........................................................14

                         PART I - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2005 and December 31, 2004, and the related statements of operations, and cash flows, for the three and six months ended June 30, 2005 and 2004 and the period June 16, 1977 to June 30, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2005 and December 31, 2004

================================================================================

                                                        (unaudited)
                                                          June 30,     Dec 31,
                                                            2005        2004
                                                         ---------    ---------
ASSETS
CURRENT ASSETS

  Cash                                                   $ 200,809    $ 216,684
                                                         ---------    ---------

     Total Current Assets                                  200,809      216,684
                                                         ---------    ---------

OTHER ASSETS

  Note receivable and accrued interest                      93,869       70,678
                                                         ---------    ---------

                                                         $ 294,678    $ 287,362
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                       $    --      $     538
                                                         ---------    ---------

     Total Current Liabilities                                --            538
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

  Common stock
    100,000,000 shares authorized, at $0.001 par value;
    4,269,950 shares issued and outstanding on June 30       4,270        4,020
  Capital in excess of par value                           349,898      325,148
  Stock subscriptions received                                --         12,500
  Deficit accumulated during the development stage         (59,490)     (54,844)
                                                         ---------    ---------

     Total Stockholders' Equity                            294,678      286,824
                                                         ---------    ---------

                                                         $ 294,678    $ 287,362
                                                         =========    =========


    The accompanying notes are an integral part of these financial statements

                                          ORANCO, INC.
                                   (Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                           For the Three and Six Months Ended June 30,
                           2005, and 2004 and the Period June 16, 1977
                              (Date of Inception) to June 30, 2005

===============================================================================================

                                     Three Months              Six Months
                                     ------------              ----------
                                 Jun 30,      Jun 30,     Jun 30,     Jun 30,   Jun 16, 1977 to
                                  2005         2004        2005        2004      Jun  30, 2005
                               --------     --------     --------    --------   --------------
REVENUES                       $   2,949    $   1,721   $   5,576    $   2,313    $  66,343
                               ---------    ---------   ---------    ---------    ---------

EXPENSES

  Web site design                                --           --         4,724        4,724
  Administrative                   4,309          838      10,222        5,484       90,708
  Valuation adjustment -
   available-for-securities         --           --          --           --         30,401
                               ---------    ---------   ---------    ---------    ---------
                                   4,309          838      10,222       10,208      125,833
                               ---------    ---------   ---------    ---------    ---------

NET PROFIT (LOSS)              $  (1,360)   $     883   $  (4,646)   $  (7,895)   $ (59,490)
                               =========    =========   =========    =========    =========


NET LOSS PER COMMON
  SHARE

  Basic and diluted            $    --      $    --     $    --      $    --
                               ---------   ---------    ---------    ---------

AVERAGE  OUTSTANDING
  SHARES - stated in 1,000's

  Basic                            4,270        4,019       4,145        4,019
                               ---------   ---------    ---------    ---------




           The accompanying notes are an integral part of these financial statements.


                                               -5-

                                          ORANCO, INC.
                                   (Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Period June 16, 1977 (date of inception) to June 30, 2005

===============================================================================================

                                                   Common Stock       Capital in
                                                   ------------        Excess of  Accumulated
                                                 Shares     Amount     Par Value    Deficit
                                                 -------   ---------   ---------  -----------
Balance June 16, 1977 (date of inception)           --     $    --     $    --     $    --

Issuance of common stock for cash at $.034 -
  July  9, 1982                                  231,300         231       7,594        --
Issuance of common stock for cash at $.079 -
  November 12, 1982                              143,650         144      11,199        --
Issuance of common stock for cash at $.025
  December 12, 1983                               40,000          40         960        --
Net operating loss for the year ended
  December  31, 1983                                --          --          --       (20,168)
Issuance of common stock for cash at $.019
  June 6, 1984                                    40,000          40         710        --
Net operating loss for the year ended
  December 31, 1984                                 --          --          --          (750)
Issuance of common stock for cash at $.019
  January  15, 1985                               40,000          40         710        --
Net operating loss for the year ended
  December  31, 1985                                --          --          --          (750)
Issuance of common stock for cash at $.05 -
  May 16, 1997                                   200,000         200       9,800        --
Net operating loss for the year ended
  December  31, 1997                                --          --          --        (2,290)
Net operating loss for the year  ended
  December 31, 1998                                 --          --          --        (7,710)
Issuance of common stock for cash
  at $.05 - November 12, 1999                    700,000         700      34,300        --
Net operating loss for the year
  ended December 31, 1999                           --          --          --        (7,671)
Issuance of common stock for cash
  at $.10 - June and July 2000                 2,500,000       2,500     247,500        --
Issuance of common stock for cash
  at $.10 - July 5, 2000                         125,000         125      12,375        --
Net operating loss for the year
  ended December 31, 2000                           --          --          --        (7,497)
Net operating profit for the year
  ended December 31, 2001                           --          --          --        11,247
Net operating profit for the year
  ended December 31, 2002                           --          --          --         3,910



            The accompanying notes are an integral part of these financial statements


                                              -6-

                                  ORANCO, INC.
                           (Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
            Period June 16, 1977 (date of inception) to June 30, 2005

================================================================================

                                                          Capital in
                                        Common Stock      Excess of  Accumulated
                                     Shares     Amount    Par Value    Deficit
                                     ------     ------    ---------    -------
Net operating loss for the year
 ended December 31, 2003               --          --         --      (15,238)
Net operating loss for the year
 ended December 31, 2004               --          --         --       (7,927)
                                   ---------   ---------  ---------  ---------

Balance December 31, 2004-audited  4,019,950       4,020    325,148    (54,844)

Issuance of common stock for cash
 at $.10 - March 25, 2005           250,000         250     24,750       --
Net operating loss for the six
 months ended June 30, 2005            --          --         --       (4,646)


Balance June 30, 2005-unaudited    4,269,950   $   4,270  $ 349,898  $ (59,490)
                                   =========   =========  =========  =========


    The accompanying notes are an integral part of these financial statements

                                    ORANCO, INC.
                             (Development Stage Company)
                         STATEMENT OF CASH FLOWS - unaudited
                       For the Six Months Ended June 30, 2005,
                        and 2004 and the Period June 16, 1977
                        (Date of Inception) to June 30, 2005

================================================================================

                                                                    Jun 16, 1977
                                              Jun 30,      Jun 30,    to Jun 30,
                                                2005          2004          2005
                                            ---------    ---------  ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net profit (loss)                         $  (4,646)   $  (7,895)   $ (59,490

   Adjustments to reconcile net loss to
   net cash provided by operating
   activities

     Change in accounts payable                  (538)        (422)        --
     Changes in accrued interest receivable    (4,490)      (1,217)      (9,244)
     Valuation adjustment - securities           --           --         30,401


     Net Change in Cash  from Operations       (9,674)      (9,534)     (38,333)
                                            ---------    ---------    ---------


CASH FLOWS FROM INVESTING
  ACTIVITIES

   Purchase available-for-sale securities        --           --        (30,401)
   Purchase note receivable                   (18,701)     (52,204)     (84,625)
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Proceeds from issuance of common stock      12,500         --        354,168
                                            ---------    ---------    ---------

  Net Change in Cash                          (15,875)     (61,738)     200,809

  Cash at Beginning of Period                 216,684      282,673         --
                                            ---------    ---------    ---------

  Cash at End of Period                     $ 200,809    $ 220,935    $ 200,809
                                            =========    =========    =========



   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005

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

On June 30, 2005 the Company had a net operating loss available for carryforward of $7,421. The tax benefit of approximately $2,226 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2026.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005

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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005

================================================================================

3. NOTE RECEIVABLE

The Company has made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan includes a repayment of the loan amounts plus accrued interest and 60% of the net recoveries if the legal action is successful, and if not, a repayment of the loan amounts, plus accrued interest. The Company has the right to suspend any further advances and receive 60% of the advances made. The advances are secured by all of the assets of Air Packaging Technologies Inc. The amounts shown in the balance sheet include the advances made and the accrued interest receivable to June 30, 2005.

4. AVAILABLE-FOR-SALE SECURITIES

The Company received available-for-sale securities of 320,519 common shares of Air Packaging Technologies Inc. which was received as payment of interest on a note receivable. The value of the shares has been expensed because they were considered to be other than temporarily impaired.

5. COMMON CAPITAL STOCK

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at the trading value on the date of grant. 375,000 were granted on January 11, 2000 at $.10 per share. 125,000 of the options were exercised on July 5, 2000 at $.10 per shares. The remaining 250,000 were exercised during March 2005 at $.10 per share.

6 SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it has agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of June 30, 2005, it had $200,809 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Quarter ended June 30, 2005 compared to Quarter ended June 30, 2004
-------------------------------------------------------------------

     Revenues for the quarter ended June 30, 2005 were $2,949 compared to $1,721 for the quarter ended June 30, 2004. This represents an increase of $1,228 or 71.3%. This increase is attributable to the accruing of interest on the funds advanced to Air Packaging Technologies, Inc, as described below.

     Expenses for the quarter ended June 30, 2005 were $4,309 compared to $838 for the quarter ended June 30, 2004. This represents an increase of $3471 or 414% and is attributable to the increased costs to comply with SEC reporting requirements and timing issues.

     Net loss for the quarter ended June 30, 2005 was $1,360 compared to a net profit of $883 for the quarter ended June 30, 2004. The represents a increase of $ 2243. This increase is attributable to increased costs to comply with SEC reporting requirements as well as timing issues.

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

     During the quarter ended June 30, 2005 the Company has been able to pay its expenses and costs through it cash on hand. As of June 30, 2005 the Company had $200,809 in cash or cash equivalents compared to $216,684 at December 31, 2004, a decrease of $15,875 or 7%. This was attributable to ongoing expenses and the loan to AIRP.


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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II---OTHER INFORMATION

--------------------------------------------------------------------------------

       ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------


     None

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

                                           Oranco, Inc.
                                           [Registrant]


                                           S/ Claudio Gianascio
                                           -----------------------------
                                           Claudio Gianascio- President,
                                           Sec, Treas
     Dated 8/2/05