Form 10QSB
period 2005-09-30
ORANCO INC
filed 2005-11-08
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2005
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------   ---------------------
Commission File number          000-28181
                      ----------------------------

                                   ORANCO INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0574491
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1981 East 4800 South Suite 100,  Salt Lake City, Utah              84117
------------------------------------------------------           ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                  Outstanding as of September 30, 2005
            ---------                --------------------------------------
        Common  Stock, $0.001                     4,269,950

                                      INDEX
                                      -----



                                                                           Page
                                                                          Number
                                                                          ------
PART I.

  ITEM 1. Financial Statements (unaudited).....................................3

          Balance Sheets.......................................................4
            September 30, 2005 and December 31, 2004

          Statements of Operations.............................................5
            For the three and nine months ended September 30, 2005 and 2004 and the period June 16, 1977 to September 30, 2005

          Statement of Changes in stockholder Equity...........................6
            June 16, 1977 to September 30, 2005.

          Statements of Cash Flows
            For the nine months ended September 30 , 2005 and 2004.............8 and the period June 16, 1977  to September 30, 2005

          Notes to Financial Statements........................................9

  ITEM 2. Plan of Operations..................................................12

  ITEM 3. Controls and Procedures.............................................13

PART II

  ITEM 2. Changes in Securities...............................................14

  ITEM 6. Exhibits and Reports on Form 8-K....................................14


          Signatures..........................................................14

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at September 30, 2005 and December 31, 2004, and the related statements of operations, and cash flows, for the three and nine months ended September 30, 2005 and 2004 and the period June 16, 1977 to September 30, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2005 and December 31, 2004

                                                        (unaudited)
                                                          Sept 30,      Dec 31,
                                                           2005          2004
ASSETS
CURRENT ASSETS

         Cash                                            $ 198,214    $ 216,684

             Total Current Assets                          198,214      216,684

OTHER ASSETS

   Note receivable and accrued interest                     99,327       70,678

                                                         $ 297,541    $ 287,362

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                     $   2,205    $     538

             Total Current Liabilities                       2,205          538

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value;
4,269,950 shares issued and outstanding at September 30      4,270        4,020
Capital in excess of par value                             349,898      325,148
Stock subscriptions received                                   -         12,500
Deficit accumulated during the development stage           (58,832)     (54,844)
                                                         ---------    ---------

                  Total Stockholders' Equity               295,336      286,824
                                                         ---------    ---------

                                                           297,541    $ 287,362
                                                         ---------    ---------



    The accompanying notes are an integral part of these financial statements


                                            ORANCO, INC.
                                     (Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                            For the Three and Nine Months Ended September
                           30, 2005, and 2004 and the Period June 16, 1977
                              (Date of Inception) to September 30, 2005

                                        Three Months             Nine Months
                                        ------------             -----------
                                   Sept 30,     Sept 30,     Sept 30,    Sept 30,   Jun 16, 1977 to
                                    2005         2004          2005        2004     Sept 30, 2005
REVENUES                         $   2,949    $   2,147    $   9,350    $   4,460    $  70,117

EXPENSES

Web site design                         --           --           --        4,724        4,724
Administrative                       4,309        3,565       13,338        9,049       93,824
Valuation adjustment -
 available-for-securities               --           --           --           --       30,401
                                 -------------------------------------------------------------
                                     4,309        3,565       13,338       13,773      128,949

NET PROFIT (LOSS)                $  (1,360)   $  (1,418)   $  (3,988)   $  (9,313)   $ (58,832)

NET LOSS PER COMMON
    SHARE

    Basic and diluted            $      --    $      --    $      --    $      --

AVERAGE  OUTSTANDING
    SHARES - stated in 1,000's

    Basic                            4,270        4,019        4,187        4,019
                                 ------------------------------------------------



             The accompanying notes are an integral part of these financial statements.


                                         ORANCO, INC.
                                 (Development Stage Company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period June 16, 1977 (date of inception) to September 30, 2005

                                                                      Capital in
                                                   Common Stock       Excess of  Accumulated
                                                 Shares     Amount    Par Value    Deficit
                                                 ------     ------    --------- ------------
Balance June 16, 1977 (date of inception)             --  $    --     $    --    $    --

Issuance of common stock for cash at $.034 -
   July  9, 1982                                 231,300      231       7,594          --
Issuance of common stock for cash at $.079 -
   November 12, 1982                             143,650      144      11,199          --
Issuance of common stock for cash at $.025
    December 12, 1983                             40,000       40         960          --
Net operating loss for the year ended
   December  31, 1983                                 --       --          --     (20,168)
Issuance of common stock for cash at $.019
   June 6, 1985                                   40,000       40         710          --
Net operating loss for the year ended
    December 31, 1984                                 --       --          --        (750)
Issuance of common stock for cash at $.019
   January  15, 1985                              40,000       40         710          --
Net operating loss for the year ended
    December  31, 1985                                --       --          --        (750)
Issuance of common stock for cash at $.05 -
   May 16, 1997                                  200,000      200       9,800          --
Net operating loss for the year ended
     December  31, 1997                               --       --          --      (2,290)
Net operating loss for the year  ended
    December 31, 1998                                 --       --          --      (7,710)
Issuance of common stock for cash
    at $.05 - November 12, 1999                  700,000      700      34,300          --
Net operating loss for the year
    ended December 31, 1999                           --       --          --      (7,671)
Issuance of common stock for cash
   at $.10 - June and July 2000                2,500,000    2,500     247,500          --
Issuance of common stock for cash
   at $.10 - July 5, 2000 .                      125,000      125      12,375          --
Net operating loss for the year
   ended December 31, 2000                            --       --          --      (7,497)
Net operating profit for the year
   ended December 31, 2001                            --       --          --      11,247
Net operating profit for the year
   ended December 31, 2002                            --       --          --       3,910


          The accompanying notes are an integral part of these financial statements


                                       ORANCO, INC.
                               (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
              Period June 16, 1977 (date of inception) to September 30, 2005

                                                                 Capital in
                                            Common Stock         Excess of   Accumulated
                                         Shares       Amount     Par Value     Deficit
                                         ------       ------     ---------   -----------


Net operating loss for the year
   ended December 31, 2003                      --        --          --     (15,238)
Net operating loss for the year
   ended December 31, 2004                      --        --          --      (7,927)
                                                                             -------

Balance December 31, 2004 - audited      4,019,950     4,020     325,148     (54,844)

Issuance of common stock for cash
  at $.10 - March 25, 2005                 250,000       250      24,750          --
Net operating loss for the nine
  months ended September 30, 2005               --        --          --      (3,988)
                                                                             -------


Balance September 30, 2005 - unaudited   4,269,950  $  4,270   $ 349,898   $ (58,832)



















        The accompanying notes are an integral part of these financial statements


                                  ORANCO, INC.
                          ( Development Stage Company)
                       STATEMENT OF CASH FLOWS - unaudited
         For the Nine Months Ended September 30, 2005, and 2004 and the
         Period June 16, 1977 (Date of Inception) to September 30, 2005



                                                                   Jun 16, 1977
                                            Sept 30,     Sept 30,   to Sept 30,
                                             2005         2004         2005
                                             ----         ----         ----

CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net profit (loss)                       $  (3,989)   $  (9,313)   $ (58,832)
    Adjustments to reconcile net loss
    to net cash provided by operating
    activities

  Change in accounts payable                  1,668          116        2,205
  Changes in accrued interest receivable     (7,640)      (2,898)     (12,394)
  Valuation adjustment - securities              --           --       30,401
                                          -----------------------------------


  Net Change in Cash  from Operations        (9,961)     (12,095)     (38,620)


CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchase available-for-sale securities         --           --      (30,401)
  Purchase note receivable                  (21,009)     (57,204)     (86,933)
                                          -----------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock     12,500           --      354,168

    Net Change in Cash                      (18,470)     (69,299)     198,214

    Cash at Beginning of Period             216,684      282,673           --

    Cash at End of Period                 $ 198,214    $ 213,374    $ 198,214



   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005



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

On September 30, 2005 the Company had a net operating loss available for carryforward of $8,781. The tax benefit of approximately $2,600 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2026.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2005



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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2005



3.  NOTE RECEIVABLE

The Company has made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan includes a repayment of the loan amounts plus accrued interest and 60% of the net recoveries if the legal action is successful, and if not, a repayment of the loan amounts, plus accrued interest. The Company has the right to suspend any further advances and receive 60% of the advances made. The advances are secured by all of the assets of Air Packaging Technologies Inc. The amounts shown in the balance sheet include the advances made and the accrued interest receivable to September 30, 2005.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it has agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of September 30, 2005, it had $198,214 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Quarter ended September 30, 2005 compared to Quarter ended September 30, 2004
-----------------------------------------------------------------------------

     Revenues for the quarter ended September 30, 2005 were $2,949 compared to $2,147 for the quarter ended September 30, 2004. This represents an increase of $802 or 37.3%. This increase is attributable to the accruing of interest on the funds advanced to Air Packaging Technologies, Inc, as described below.

     Expenses for the quarter ended September 30, 2005 were $4,309 compared to $3,565 for the quarter ended September 30, 2004. This represents an increase of $744 or 20.9% and is attributable to the increased costs to comply with SEC reporting requirements and timing issues.

     Net loss for the quarter ended September 30, 2005 was $1,360 compared to a net loss of $1,418 for the quarter ended September 30, 2004. The represents a increase of $ 58.

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

     During the quarter ended September 30, 2005 the Company has been able to pay its expenses and costs through it cash on hand. As of September 30, 2005 the Company had $198,214 in cash or cash equivalents compared to $216,684 at December 31, 2004, a decrease of $18,470 or 8.5%. This was attributable to ongoing expenses and the loan to AIRP.


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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                       Oranco, Inc.
                                       [Registrant]


                                       S/ Claudio Gianascio
                                       ----------------------------------------
                                       Claudio Gianascio- President, Sec, Treas
     Dated 11/06/05