Form 10KSB
period 2005-12-31
ORANCO INC
filed 2006-03-27
CIK 1098996

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005
                   -------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                           Commission File No. 0-28181
                           ---------------------------


                                  ORANCO, INC.
                                   -----------

                 (Name of Small Business Issuer in its Charter)

                 Nevada                                  87-05744
     (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
      incorporation or organization)

                         1981 East 4800 South, Suite 110
                           Salt Lake City, Utah 84117
                           --------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (702) 939-4728

             -------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

     (1)   Yes  [X]    No [  ]           (2)   Yes [X]    No  [  ]

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

     State Issuer's revenues for its most recent fiscal year.
                           December 31, 2005 -$90,178
                           --------------------------

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

                                 March 20, 2006
                                    4,269,950

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

                                TABLE OF CONTENTS
================================================================================


PART I
------                                                                      Page
                                                                            ----
ITEM 1.    DESCRIPTION OF BUSINESS                                            4

ITEM 2.    DESCRIPTION OF PROPERTIES                                          9

ITEM 3.    LEGAL PROCEEDINGS                                                  9

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  9

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           9

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         12

ITEM 7.    FINANCIAL STATEMENTS                                              12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          12

ITEM 8A.   CONTROLS AND PROCEDURES                                           12

ITEM 8B.   OTHER INFORMATION                                                 12

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                13

ITEM 10.   EXECUTIVE COMPENSATION                                            15

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    16

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    17

PART IV
-------

ITEM 13.   EXHIBITS                                                          18

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            18

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

Business.
---------


     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To provide revenue on an interim basis, on March 29, 2004 the Company entered into an agreement with Air Packaging Technologies, Inc.("AIRP") to fund an evaluation of a lawsuit by it against 3M Corp. for 3M's failure to use reasonable efforts to sell the products of AIRP to which it had exclusive rights, thus causing the failure of AIRP's business plan for lack of revenue. The cause of action was settled in September of 2005. All amounts advanced by the Company on this matter were considered loans with interest at 12% per annum and secured by a lien against the assets of AIRP. In the event of a recovery, the Company was entitled to a return of all amounts advanced and 60% of the net proceeds from the recovery. As of September 30, 2002 the Company had advanced $99,327, including accrued interest. In November 2005 the Company received payment of $178,833, which repaid the Company for all amounts advanced, 12% interest, and 60% of the net proceeds received from the recovery.

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34- 30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and is the business office address of its transfer agent, Interwest Transfer Co., Inc., and is currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
-----------------------------------------------------------------------------

 In March 2005 the Company issued 250,000 shares of stock pursuant to the exercise of outstanding employee stock options issued pursuant to Rule 701 of the Securities Act of 1933. The purchase price was $0.10 per share or an aggregate of $25,000. This increased the outstanding shares to 4,269,950.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of December 31, 2005, it had $335,094 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2005 compared to year ended December 31, 2004
---------------------------------------------------------------------

     Revenues for the year ended December 31, 2005 were $90,178 compared to $6,770 for the year ended December 31, 2004. This represents an increase of $83,408 or 1232%. This increase is attributable to settlement of the lawsuit which was the basis of the Air Packaging Technologies, Inc.("AIRP") Claim against 3M Corp and the Company's share of the net proceeds therefrom.

     Expenses for the year ended December 31, 2005 were $56,780 compared to $14,697 for the year ended December 31, 2004. This represents a increase of $42,083 or 286% and is attributable to a increase in legal and other administrative costs to comply with recent SEC requirements, increased travel due to AIRP settlement and meetings with prospective acquisition candidates, and office expense to support AIRP claim.

     Net profit for the year ended December 31, 2005 was $33,398 compared to a net loss of $7,297 for the year ended December 31, 2004. This profit is attributable to settlement of the AIRP claim against 3M Corp. And the Company's share of the settlement.

Liquidity.
----------

     The Company's primary need for capital has been to pay the ongoing administrative expenses associated with being a reporting company such as legal, accounting and EDGAR filing. The Company, although more aggressively seeking an acquisition or merger partner and incurring travel and other expenses in relation thereto, does not anticipate this changing in the next 12 months, unless a suitable acquisition or merger candidate is located. However, because of the limited amount available no assurance can be given that this will be the case.

     In addition, on March 29, 2004 the Company entered into an agreement with Air Packaging Technologies, Inc.("AIRP") to fund an evaluation of a lawsuit by it against 3M Corp. for 3M's failure to use reasonable efforts to sell the products of AIRP to which it had exclusive rights, thus causing the failure of AIRP's business plan for lack of revenue. The cause of action was settled in September of 2005. All amounts advanced by the Company on this matter were considered loans with interest at 12% per annum and secured by a lien against the assets of AIRP. In the event of a recovery, the Company was entitled to a return of all amounts advanced and 60% of the net proceeds from the recovery.
As of September 30, 2002 the Company had advanced $99,327, including accrued interest. In November 2005 the Company received payment of $178,833, which repaid the Company for all amounts advanced, 12% interest, and 60% of the net proceeds received from the recovery.

     During the fiscal years ended December 31, 2005 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2005 had $335,094 in cash or cash equivalents compared to $216,684 at December 31, 2004, an increase of $118,410. This increase is primarily attributed to repayment of the loan to AIRP for the 3M litigation, together with the Company's share of the net proceeds of the settlement of the litigation.

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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8b. Other Information
--------------------------

     None

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act.
         --------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                                         DATE ELECTED OR
NAME                       POSITION(S)                      APPOINTED
--------------------       ---------------------         ---------------
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

     Mr Villa graduated in Economics at University of Geneva, Switzerland. Mr. Villa's career started at Banca della Svizzera Italiana as currency option dealer, and then joined Soginvest Banca (CIAL Group), In 1991 he co-founded in Lugano, Switzerland, Givigest Fiduciaria SA, a firm actively involved in investment banking. In 1994 he co-founded SCF SA, a financial consulting firm offering asset management services, which was sold in 2001. He is a `Chartered Technical Analyst' (CTA) qualified by US Market Technicians Association in New York,, as well as an authorised Financial & Commercial Fiduciary in the Swiss Canton of Ticino. Mr. Villa's current activities are based mainly in Italy where he is a board member and partner of Gabrielli & Associati in Milan, a financial consulting company which just sold a private fund with 100M euro under management, and a board member and a shareholder of Mediapolis S.p.A a real estate company established to develop the largest amusement park in Italy. Mr. Villa is also a non executive director in Brainspark plc, a AIM Listed company. Mr. Villa is also an independent consultant and private investor in several venture capital companies. Mr. Villa is also Chairman of "Fondazione Settembre Onlus" and VP of "Homes for Hope" Charities.


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

     The following table sets forth as of December 31, 2005, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

     Name               Position             Reports Filed
     ----               --------             -------------

     NONE

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated

                           SUMMARY COMPENSATION TABLE
           Annual Compensation                    Awards           Payouts
-------------------------------------------  ----------------- -----------------

(a)            (b)      (c)    (d)    (e)     (f)      (g)     (h)      (I)
                                                     Secur-
                                                      Ities             All
Name and     Year or                 Other   Rest-    Under-   LTIP    Other
Principal    Period   Salary  Bonus  Annual  ricted   lying    Pay-    Comp-
Position      Ended     ($)    ($)   Compen  Stock  Options(#) outs   ensat'n
--------------------------------------------------------------------------------

Claudio
Gianascio,  12/31/2005   0     0       0       0        0       0        0
Pres, Sec,  12/31/2004   0     0       0       0        0       0        0
Treas, Dir  12/31/2003   0     0       0       0        0       0        0

** Claudio Gianascio became an officer and director of the Company on September 1, 1999.

                                          Option/SAR Grants in Last Fiscal Year
                                                       Individual Grants

                No. Of Sec.     % of Total
                Underlying      Options/SARs
                Options/        Granted to       Exercise
                SARs            Employees        or Base
                Granted         In Fiscal        Price       Expiration
Name            (#)             Year             ($/Sh)      Date
----            -----------     ------------     ---------   ----------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on March 20, 2006, unless otherwise noted.

                                      Number of Shares      Percentage
Name and Address                     Beneficially Owned    of Class (1)
---------------------------------    -------------------   -------------

Claudio Gianascio                         825,000              19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Comprehensive Ventures Inc. Ltd.          400,000               9.36%
Clinch's House Lord Street
Douglas, Isle of Man
British Isles IM99 1RZ

Progressive Emerging Ventures Ltd.        400,000               9.36%
Suite 743, Europort
P.O. Box 629
Gibraltar

Capital One International SA              350,000               8.19%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama

Prestige Underwriters NV                  350,000               8.19%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited                 350,000               8.19%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI


(1) Percentage is calculated upon the 4,269,950 shares outstanding.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                        Number of                Percentage of
Name and Address                 Shares Beneficially Owned        of Class (1)
----------------                 --------------------------      -------------

Claudio Gianascio                        825,000                      19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Alfredo M. Villa                         125,000                       2.93%
Chelsea Court No. 2262
Triq 1-1M6HAZEL, Swiequi
Malta
                                         -------                      -------

All directors and
executive officers                       950,000                      22.25%
as a group (2 people)

(1) Percentage is calculated upon the 4,269,950 shares outstanding.


Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see captions "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" under
Item 5.

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

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco's annual financial statement and review of financial statements included in Oranco's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,015 for fiscal year ended 2004 and $4,105 for fiscal year ended 2005.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco's financial statements that are not reported above were $ -0- for fiscal years ended 2004 and 2005.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2004 and $150.00 for fiscal year ended 2005.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2004 and 2005.

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

                                             ORANCO, INC.



Date: 3-27-2006                              By S/Claudio Gianascio
                                                -------------------------
                                             Claudio Gianascio
                                             President, Secretary, Treasurer
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                            ORANCO, INC.

Date:  3-27-2006            S/ Claudio Gianascio
                            --------------------------------------
                            Claudio Gianascio
                            President, Secretary,
                            Treasurer and Director



Date:  3-27-2006            S/ Alfredo M. Villa
                            -----------------------------------------
                            Alfredo M. Villa
                            Director

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




Board of Directors
Oranco, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Oranco, Inc. (development stage company) at December 31, 2005 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2005, and 2004 and the period June 16, 1977 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2005 and the results of operations, and cash flows for the years ended December 31, 2005 and 2004 and the period June 16, 1977 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



March 13, 2006
Salt Lake City, Utah                    s/Madsen & Associates, CPA's Inc.

                                  ORANCO, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2005

================================================================================


ASSETS
CURRENT ASSETS

  Cash                                                                $ 335,094
                                                                      ---------

     Total Current Assets                                             $ 335,094
                                                                      =========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                                    $   2,372
                                                                      ---------

     Total Current Liabilities                                            2,372
                                                                      ---------

STOCKHOLDERS' EQUITY

  Common stock
   100,000,000 shares authorized, at $0.001 par value;
      4,269,950 shares issued and outstanding                             4,270
   Capital in excess of par value                                       349,898
   Deficit accumulated during the development stage                     (21,446)
                                                                      ---------

     Total Stockholders' Equity                                         332,722
                                                                      ---------

                                                                      $ 335,094
                                                                      =========


    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
                          For the Years Ended December
                           31, 2005, and 2004 and the
                          Period June 16, 1977 (Date of
                         Inception) to December 31, 2005

================================================================================


                                      Dec 31,        Dec 31,     Jun 16, 1977 to
                                       2005           2004        Dec  31, 2005
                                    -----------    -----------   --------------

REVENUES                            $    90,178    $     6,770     $   150,945
                                    -----------    -----------     -----------

EXPENSES

 Administrative                          56,780         14,697         141,990
 Valuation adjustment-
  available-for-sale securities               -              -          30,401
                                    -----------    -----------     -----------
                                         56,780         14,697         172,391
                                    -----------    -----------     -----------

NET PROFIT (LOSS)                   $    33,398    $    (7,927)    $   (21,446)
                                    ===========    ===========     ===========




NET LOSS PER COMMON
 SHARE

 Basic and diluted                  $       .01    $         -
                                    -----------    -----------


AVERAGE  OUTSTANDING
 SHARES

 Basic                                4,207,950      4,019,950
                                    -----------    -----------








    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                             STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY Period June
                         16, 1977 (date of inception) to
                                December 31, 2005
================================================================================

                                       Common Stock      Capital in
                                    ------------------   Excess of   Accumulated
                                    Shares      Amount   Par Value     Deficit
                                    ------      ------   ----------  -----------

Balance June 16, 1977
 (date of inception)                       -    $    -    $      -    $       -

Issuance of common stock
 for cash at $.034 -
   July 9, 1982                      231,300       231       7,594            -
Issuance of common stock
 for cash at $.079 -
   November 12, 1982                 143,650       144      11,199            -
Issuance of common stock
 for cash at $.025
   December 12, 1983                  40,000        40         960            -
Net operating loss for
 the year ended
   December 31, 1983                       -         -           -      (20,168)
Issuance of common stock
 for cash at $.019
   June 6, 1984                       40,000        40         710            -
Net operating loss for
 the year ended
   December 31, 1984                       -         -           -         (750)
Issuance of common stock
 for cash at $.019
   January 15, 1985                   40,000        40         710            -
Net operating loss for
 the year ended
   December 31, 1985                       -         -           -         (750)
Issuance of common stock
 for cash at $.05 -
   May 16, 1997                      200,000       200       9,800            -
Net operating loss for the
 year ended
   December 31, 1997                       -         -           -       (2,290)
Net operating loss for the
 year  ended
   December 31, 1998                       -         -           -       (7,710)
Issuance of common stock for
 cash at $.05 - November 12, 1999    700,000       700      34,300            -
Net operating loss for the year
 ended December 31, 1999                   -         -           -       (7,671)
Issuance of common stock for cash
 at $.10 - June and July 2000      2,500,000     2,500     247,500            -
Issuance of common stock for cash
 at $.10 - July 5, 2000              125,000       125      12,375            -
Net operating loss for the year
 ended December 31, 2000                   -         -           -       (7,497)
Net operating profit for the year
 ended December 31, 2001                   -         -           -       11,247
Net operating profit for the year
 ended December 31, 2002                   -         -           -        3,910


    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                             STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY - continued
                          Period June 16, 1977 (date of
                         inception) to December 31, 2005

================================================================================

                                       Common Stock      Capital in
                                    ------------------   Excess of   Accumulated
                                    Shares      Amount   Par Value     Deficit
                                    ------      ------   ----------  -----------

Net operating loss for the year
 ended December 31, 2003                   -         -           -     (15,238)
Net operating loss for the year
 ended December 31, 2004                   -         -           -      (7,927)
                                   ---------   -------   ---------   ---------

Balance December 31, 2004          4,019,950     4,020     325,148     (54,844)

Issuance of common stock for cash
 at $.10 - March 2005                250,000       250      24,750           -
Net operating profit for the year
 ended December 31, 2005                   -         -           -      33,398


Balance December 31, 2005          4,269,950   $ 4,270   $ 349,898   $ (21,446)
                                   =========   =======   =========   =========



















    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
                          For the Years Ended December
                           31, 2005, and 2004 and the
                          Period June 16, 1977 (Date of
                         Inception) to December 31, 2005

================================================================================


                                                                    Jun 16, 1977
                                             Dec 31,      Dec 31,    to Dec 31,
                                              2005         2004          2005
                                             ---------   ---------  ------------


CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                           $  33,398   $  (7,927)   $ (21,446)

  Adjustments to reconcile net loss to
  net cash provided by operating activities

   Change in income tax payable                      -        (422)           -
   Changes in accrued interest receivable        4,754      (4,754)           -
   Changes in accounts payable                   1,834         538        2,372


                                             ---------   ---------    ---------

   Net Change in Cash  from Operations          39,986     (12,565)     (19,074)
                                             ---------   ---------    ---------


CASH FLOWS FROM INVESTING
 ACTIVITIES

   Net changes in long term note receivable     65,924     (65,924            -
                                             ---------   ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from issuance of common stock
    & stock subscriptions                       12,500      12,500      354,168
                                             ---------   ---------    ---------

 Net Change in Cash                            118,410     (65,989)     335,094

 Cash at Beginning of Period                   216,684     282,673            -
                                             ---------   ---------    ---------

 Cash at End of Period                       $ 335,094   $ 216,684    $ 335,094
                                             =========   =========    =========



   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
================================================================================


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

On December 31, 2005 the Company had a net operating loss available for carryforward of $21,446. The tax benefit of approximately $6,500 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2026.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2005

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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2005

================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. NOTE RECEIVABLE

The Company made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan included a repayment of the loan amounts plus accrued interest and 60% of the net recoveries. The note was paid during November 2005 resulting in a profit of $78,420.

4. COMMON CAPITAL STOCK

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at the trading value on the date of grant. 375,000 of the options were exercised on June 22, 2000 at $.10 per share, and on July 5, 2000 125,000 of the options were exercised at $.10 per share. The remaining 250,000 were exercised and issued during March 2005.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.