Form 10KSB/A
period 2005-12-31
ORANCO INC
filed 2006-05-10
CIK 1098996

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB
                                  AMENDMENT # 1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-28181
                           ---------------------------

                                  ORANCO, INC.
                  --------------------------------------------
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

                                TABLE OF CONTENTS
================================================================================


PART I
------                                                                      Page
                                                                            ----
ITEM 1.    DESCRIPTION OF BUSINESS                                            4

ITEM 2.    DESCRIPTION OF PROPERTIES                                          9

ITEM 3.    LEGAL PROCEEDINGS                                                  9

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  9

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           9

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10

ITEM 7.    FINANCIAL STATEMENTS                                              12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          12

ITEM 8A.   CONTROLS AND PROCEDURES                                           12

ITEM 8B.   OTHER INFORMATION                                                 12

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                13

ITEM 10.   EXECUTIVE COMPENSATION                                            15

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    16

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    18

PART IV
-------

ITEM 13.   EXHIBITS                                                          18

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            19

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of December 31, 2005, it had $216,684 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2005 compared to year ended December 31, 2004
---------------------------------------------------------------------

     Revenues for the year ended December 31, 2005 were $90,178 compared to $6,770 for the year ended December 31, 2004. This represents an increase of $83,408 or 1232%. This increase is attributable to settlement of the lawsuit which was the basis of the Air Packaging Technologies, Inc.("AIRP") Claim against 3M Corp of the Company's share of the net proceeds therefrom.

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

Item 8. Changes  in and  Disagreements  with  Accountants  on  Accounting  and
------------------------------------------------------------------------------
Financial Disclosure.
---------------------

NONE

Item 8A. Controls and Procedures
--------------------------------


     Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. In addition, he has concluded that these controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclsure.


Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls


     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, we believe that our controls and procedures are designed to provide reasonable assurance that the objectives of the controls and procedures are met and the Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective at that reasonable assurance level.


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

     Mr. Villa graduated in Economics at University of Geneva, Switzerland. Mr. Villa's career started at Banca della Svizzera Italiana as currency option dealer, and then joined Soginvest Banca (CIAL Group), In 1991 he co- founded in Lugano, Switzerland, Givigest Fiduciaria SA, a firm actively involved in investment banking. In 1994 he co-founded SCF SA, a financial consulting firm offering asset management services, which was sold in 2001. He is a 'Chartered Technical Analyst' (CTA) qualified by US Market Technicians Association in New York,, as well as an authorised Financial & Commercial Fiduciary in the Swiss Canton of Ticino. Mr. Villa's current activities are based mainly in Italy where he is a board member and partner of Gabrielli & Associati in Milan, a financial consulting company which just sold a private fund with 100M euro under management, and a board member and a shareholder of Mediapolis S.p.A a real estate company established to develop the largest amusement park in Italy. Mr. Villa is also a non executive director in Brainspark plc, a AIM Listed company. Mr. Villa is also an independent consultant and private investor in several venture capital companies. Mr. Villa is also Chairman of "Fondazione Settembre Onlus" and VP of "Homes for Hope" Charities.

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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                        Number of                Percentage of
Name and Address                 Shares Beneficially Owned        of Class (1)
----------------                 --------------------------      -------------

Claudio Gianascio                        825,000                      19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Alfredo M. Villa                         125,000                       2.93%
Chelsea Court No. 2262
Triq 1-1M6HAZEL, Swiequi
Malta
                                         -------                      ------

All directors and
executive officers                       950,000                      22.25%
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

                                             ORANCO, INC.



Date: 5/10/2006                              By S/Claudio Gianascio
                                                -------------------------
                                             Claudio Gianascio
                                             President, Secretary, Treasurer
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                  ORANCO, INC.

Date: May 10, 2006                S/ Claudio Gianascio
                                  --------------------------------------------
                                   Claudio Gianascio
                                   President, Secretary,
                                   Treasurer and Director



Date: May 10, 2006                S/ Alfredo Villa
                                  --------------------------------------------
                                   Alfredo M. Villa
                                   Director

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



Board of Directors
Oranco, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 2005 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2005, and 2004 and the period June 16, 1977 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
          Period June 16, 1977 (date of inception) to December 31, 2005

================================================================================

                                       Common Stock      Capital in
                                    ------------------   Excess of   Accumulated
                                    Shares      Amount   Par Value     Deficit
                                    ------      ------   ----------  -----------

Net operating loss for the year
 ended December 31, 2003                   -         -           -     (15,238)
Net operating loss for the year
 ended December 31, 2004                   -         -           -      (7,927)
                                   ---------   -------   ---------   ---------

Balance December 31, 2004          4,019,950     4,020     325,148     (54,844)

Issuance of common stock for cash
 at $.10 - March 2005                250,000       250      24,750           -
Net operating profit for the year
 ended December 31, 2005                   -         -           -      33,398
                                   ---------   -------   ---------   ---------

Balance December 31, 2005          4,269,950   $ 4,270   $ 349,898   $ (21,446)
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

================================================================================


                                                                    Jun 16, 1977
                                             Dec 31,      Dec 31,    to Dec 31,
                                              2005         2004          2005
                                             ---------   ---------  ------------


CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                           $  33,398   $  (7,927)   $ (21,446)

  Adjustments to reconcile net loss to
  net cash provided by operating activities

   Change in income tax payable                      -        (422)           -
   Changes in accrued interest receivable        4,754      (4,754)           -
   Changes in accounts payable                   1,834         538        2,372


                                             ---------   ---------    ---------

   Net Change in Cash  from Operations          39,986     (12,565)     (19,074)
                                             ---------   ---------    ---------


CASH FLOWS FROM INVESTING
 ACTIVITIES

   Net changes in long term note receivable     65,924     (65,924)           -
                                             ---------   ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from issuance of common stock
    & stock subscriptions                       12,500      12,500      354,168
                                             ---------   ---------    ---------

 Net Change in Cash                            118,410     (65,989)     335,094

 Cash at Beginning of Period                   216,684     282,673            -
                                             ---------   ---------    ---------

 Cash at End of Period                       $ 335,094   $ 216,684    $ 335,094
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