Form 10QSB
period 2006-03-31
ORANCO INC
filed 2006-05-10
CIK 1098996

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2006
                               --------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File number       000-28181
                       ---------------------

                                   ORANCO INC.
                           --------------------------
               (Exact name of registrant as specified in charter)

           Nevada                                            87-0574491
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1981 East 4800 South Suite 100,  Salt Lake City, Utah          84117
--------------------------------------------------------     ----------
(Address of principal executive offices)                     (Zip Code)

                                  702-939-4728
                                  ------------
               Registrant's telephone number, including area code


             ------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

                  Class                        Outstanding as of April 30, 2006
           ---------------------               --------------------------------
           Common  Stock, $0.001                          4,269,950

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

     ITEM 1.   Financial Statements (unaudited)..............................3

               Balance Sheets................................................4
                March 31, 2006 and December 31, 2005

               Statements of Operations......................................5
                For the three months ended March 31, 2006 and 2005
                 and the period June 16, 1977 to March 31, 2006

               Statements of Cash Flows......................................6
                For the three months ended March 31, 2006 and 2005
                 and the period June 16, 1977  to March 31, 2006

               Notes to Financial Statements.................................7

     ITEM 2.   Plan of Operations...........................................10

     ITEM 3.   Controls and Procedures......................................11

PART II

     ITEM 6.   Exhibits and Reports on Form 8-K.............................12


               Signatures...................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Oranco, Inc. ( development stage company) at March 31, 2006 and December 31, 2005, and the related statements of operations, and cash flows, for the three months ended March 31, 2006 and 2005 and the period June 16, 1977 to March 31, 2006, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2006 and December 31, 2005

--------------------------------------------------------------------------------

                                                        (unaudited)
                                                          Mar 31,       Dec 31,
                                                           2006          2005
                                                         ---------    ---------
ASSETS
CURRENT ASSETS

  Cash                                                   $ 334,566    $ 335,094
                                                         ---------    ---------

     Total Current Assets                                $ 334,566    $ 335,094
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                       $   3,392    $   2,372

     Total Current Liabilities                               3,392        2,372
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

  Common stock
    100,000,000 shares authorized, at $0.001 par value;
     4,269,950 shares issued and outstanding                 4,270        4,270
  Capital in excess of par value                           349,898      349,898
    Deficit accumulated during the development stage       (22,994)     (21,446)
                                                         ---------    ---------

       Total Stockholders' Equity                          331,174      332,722
                                                         ---------    ---------
                                                         $ 334,566    $ 335,094
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                      STATEMENTS OF OPERATIONS - unaudited
           For the Three Months Ended March 31, 2006, and 2005 and the
           Period June 16, 1977 (Date of Inception) to March 31, 2006

--------------------------------------------------------------------------------

                                                                    Jun 16, 1977
                                       Mar 31,        Mar 31,            to
                                        2006           2005         Mar 31, 2006
                                    -----------     -----------     ------------

REVENUES                            $     1,870     $     2,627     $   152,815
                                    -----------     -----------     -----------

EXPENSES

 Administrative                           3,418           5,913         145,408
 Valuation adjustment-
  available-for-securities                    -               -          30,401
                                    -----------     -----------     -----------
                                          3,418           5,913         175,809
                                    -----------     -----------     -----------

NET LOSS                            $    (1,548)    $    (3,286)    $   (22,994)
                                    ===========     ===========     ===========


NET LOSS PER COMMON
 SHARE

 Basic and diluted                  $         -     $         -     $         -
                                    -----------     -----------     -----------

AVERAGE  OUTSTANDING
 SHARES

 Basic                                4,269,950       4,019,950
                                    -----------     -----------







   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                       STATEMENT OF CASH FLOWS - unaudited
           For the Three Months Ended March 31, 2006, and 2005 and the
           Period June 16, 1977 (Date of Inception) to March 31, 2006

--------------------------------------------------------------------------------

                                                                    Jun 16, 1977
                                              Mar 31,     Mar 31,    to Mar 31,
                                               2006        2005         2006
                                             ---------   ---------   ---------

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                           $  (1,548)  $  (3,286)  $ (22,994)
  Adjustments to reconcile net loss to
  net cash provided by operating activities

   Change in accounts payable                    1,020       2,105       3,392
   Changes in accrued interest receivable            -      (2,176)          -


   Net Change in Cash  from Operations            (528)     (3,357)    (19,602)
                                             ---------   ---------   ---------


CASH FLOWS FROM INVESTING
 ACTIVITIES

  Advances on note receivable                        -     (11,206)          -
                                             ---------   ---------   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from issuance of common stock             -      12,500     354,168
                                             ---------   ---------   ---------

 Net Change in Cash                               (528)     (2,063)    334,566

 Cash at Beginning of Period                   335,094     216,684           -
                                             ---------   ---------   ---------

 Cash at End of Period                       $ 334,566   $ 214,621   $ 334,566
                                             =========   =========   =========



   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

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

On March 31, 2006 the Company had a net operating loss available for carryforward of $22,994. The tax benefit of approximately $6,900 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2027.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the cash is maintained in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006

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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006

--------------------------------------------------------------------------------

3. NOTE RECEIVABLE

The Company made 12% interest loans to Air Packaging Technologies Inc. for the purpose of pursuing a legal action to recover alleged damages. The terms of the loan included a repayment of the loan amounts plus accrued interest and 60% of the net recoveries. The note was paid during November 2005 resulting in a profit of $78,420.

4. COMMON CAPITAL STOCK

On January 11, 2000 the Company adopted a non qualified key man stock option plan of 500,000 common shares of its capital stock which can be exercised at the trading value on the date of grant. 375,000 of the options were exercised on June 22, 2000 at $.10 per share, and on July 5, 2000 125,000 of the options were exercised at $.10 per share. The remaining 250,000 options were exercised and issued during March 2005.

5 SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Quarter ended March 31, 2006 compared to Quarter ended March 31, 2005
----------------------------------------------------------------------

     Revenues for the quarter ended March 31, 2006 were $1,870 compared to $2,627 for the quarter ended March 31, 2005. This represents an decrease of $757 or 28.8%. This decrease is attributable to reinvestment of funds into a bank money market account that were previously loaned to Air Packaging Technologies Inc.

     Expenses for the quarter ended March 31, 2006 were $3,418 compared to $5,913 for the quarter ended March 31, 2005. This represents an decrease of $2,495 or 42.2% and is attributable to decreased administrative costs due to the payoff of the Air Packaging Technologies, Inc. loan.

     Net loss for the quarter ended March 31, 2006 was $1,548 compared to a net loss of $3,286 for the quarter ended March 31, 2005. The represents a decrease of $ 1,738 or 52.9%.

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

     In addition, on March 29, 2004 the Company entered into an agreement with Air Packaging Technologies, Inc.("AIRP") to fund an evaluation of a lawsuit by it against 3M Corp. for 3M's failure to use reasonable efforts to sell the products of AIRP to which it had exclusive rights, thus causing the failure of AIRP's business plan for lack of revenue. All amounts advanced by the Company on this matter were considered loans with interest at 12% per annum and secured by a lien against the assets of AIRP. In the event of a recovery, the Company was entitled to a return of all amounts advanced and 60% of the net proceeds from the recovery. The note was paid during November 2005 resulting in repayment of all principal, interest and a profit of $78,420. Therefore the Company will not be obligated to fund this in the future.

     During the quarter ended March 31, 2006 the Company has been able to pay its expenses and costs through it cash on hand. As of March 31, 2006 the Company had $334,566 in cash or cash equivalents compared to $335,094 at December 31, 2004, a decrease of $528. This was attributable to ongoing expenses.

--------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


     Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. In addition, he has concluded that these controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                           PART II---OTHER INFORMATION

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

                                        Oranco, Inc.
                                        [Registrant]


                                        S/ Claudio Gianascio
                                        -------------------------------
                                        Claudio Gianascio- President, Sec, Treas
     Dated May 10, 2006

--------------------------------------------------------------------------------