Form 10QSB
period 2006-06-30
ORANCO INC
filed 2006-08-03
CIK 1098996

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006
                                -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    -------------------

Commission File number  000-28181
                        ---------

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

                                  702-939-4728
               --------------------------------------------------
               Registrant's telephone number, including area code

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                       Outstanding as of June 30, 2006
                  -----                       -------------------------------
           Common  Stock, $0.001                       4,269,950

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I.

     ITEM 1.    Financial Statements (unaudited).............................3

                Balance Sheets...............................................4
                  June 30, 2006 and December 31, 2005

                Statements of Operations.....................................5
                  For the three and six months ended June 30, 2006
                   and 2005 and the period June 16, 1977 to June
                   30, 2006

                Statements of Cash Flows
                  For the six months ended June 30, 2006 and 2005............6 and the period June 16, 1977  to June 30, 2006

                Notes to Financial Statements................................7

     ITEM 2.    Plan of Operations..........................................10

     ITEM 3.    Controls and Procedures.....................................11

PART II

     ITEM 6.    Exhibits and Reports on Form 8-K............................12


                Signatures..................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2006 and December 31, 2005, and the related statements of operations, and cash flows, for the three and six months ended June 30, 2006 and 2005 and the period June 16, 1977 to June 30, 2006, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2006 and December 31, 2005

--------------------------------------------------------------------------------

                                                     (unaudited)
                                                       Jun 30,         Dec 31,
                                                        2006            2005
                                                      ---------       ---------
ASSETS
CURRENT ASSETS

    Cash                                              $ 328,228       $ 335,094
                                                      ---------       ---------

        Total Current Assets                          $ 328,228       $ 335,094
                                                      ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                  $       -       $   2,372
                                                      ---------       ---------

        Total Current Liabilities                             -           2,372
                                                      ---------       ---------
STOCKHOLDERS' EQUITY

    Common stock
     100,000,000 shares authorized, at
     $0.001 par value; 4,269,950 shares
     issued and outstanding                               4,270           4,270
    Capital in excess of par value                      349,898         349,898
    Deficit accumulated during the
     development stage                                  (25,940)        (21,446)
                                                      ---------       ---------

        Total Stockholders' Equity                      328,228         332,722
                                                      ---------       ---------

                                                      $ 328,228       $ 335,094
                                                      =========       =========


   The accompanying notes are an integral part of these financial statements.

                                          ORANCO, INC.
                                  (Development Stage Company)
                              STATEMENTS OF OPERATIONS - unaudited
               For the Three and Six Months Ended June 30, 2006, and 2005 and the
                   Period June 16, 1977 (Date of Inception) to June 30, 2006

----------------------------------------------------------------------------------------------

                                                                                  Jun 16, 1977
                                                                                       to
                                  Jun 30,     Jun 30,      Jun 30,      Jun 30,      Jun 30,
                                   2006        2005         2006         2005         2006
                                ---------    ---------    ---------    ---------  ------------
REVENUES                        $   1,848    $   2,949    $   3,718    $   5,576    $ 154,663
                                ---------    ---------    ---------    ---------    ---------

EXPENSES

 Administrative                     4,794        4,309        8,212       10,222      150,202
  Valuation adjustment -
   available-for-securities             -                         -            -       30,401
                                ---------    ---------    ---------    ---------    ---------
                                    4,794        4,309        8,212       10,222      180,603
                                ---------    ---------    ---------    ---------    ---------

NET LOSS                        $  (2,946)   $  (1,360)   $  (4,494)   $  (4,646)   $ (25,940)
                                =========    =========    =========    =========    =========
NET LOSS PER COMMON
   SHARE

   Basic and diluted            $       -    $       -    $       -    $       -
                                ---------    ---------    ---------    ---------

AVERAGE  OUTSTANDING
   SHARES - stated in 1,000's

   Basic                            4,270        4,270        4,270        4,145
                                ---------    ---------    ---------    ---------



           The accompanying notes are an integral part of these financial statements.


                                              -5-

                                  ORANCO, INC.
                           (Development Stage Company)
                       STATEMENT OF CASH FLOWS - unaudited
            For the Six Months Ended June 30, 2006, and 2005 and the
            Period June 16, 1977 (Date of Inception) to June 30, 2006

--------------------------------------------------------------------------------

                                                                    Jun 16, 1977
                                             Jun 30,      Jun 30,    to Jun 31,
                                              2006         2005         2006
                                            ---------    ---------  ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                          $  (4,494)   $  (4,646)   $ (25,940)
  Adjustments to reconcile net
  loss to net cash provided by
  operating activities

   Change in accounts payable                  (2,372)        (538)           -
   Changes in accrued interest receivable           -       (4,490)           -


   Net Change in Cash  from Operations         (6,866)      (9,674)     (25,940)
                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Advances on note receivable                       -      (18,701)           -
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from issuance of common stock            -       12,500      354,168
                                            ---------    ---------    ---------

 Net Change in Cash                            (6,866)     (15,875)     328,228

 Cash at Beginning of Period                  335,094      216,684            -
                                            ---------    ---------    ---------

 Cash at End of Period                      $ 328,228    $ 200,809    $ 328,228
                                            =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

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

On June 30, 2006 the Company had a net operating loss available for carryforward of $25,940. The tax benefit of approximately $7,800 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2027.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the cash is maintained in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006

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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006

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


Plan of Operations.
-------------------


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

Quarter ended June 30, 2006 compared to Quarter ended June 30, 2005
-------------------------------------------------------------------

      Revenues for the quarter ended June 30, 2006 were $1,848 compared to $2,949 for the quarter ended June 30, 2005. This represents an decrease of $1,101 or 37.3%. This decrease is attributable to reinvestment of funds into a bank money market account that were previously loaned to Air Packaging Technologies Inc..

      Expenses for the quarter ended June 30, 2006 were $4,794 compared to $4,309 for the quarter ended June 30, 2005. This represents an increase of $485 or 10.1% and is attributable to increased administrative costs such as accounting, legal, and Edgar filings.

      Net loss for the quarter ended June 30, 2006 was $2,946 compared to a net loss of $1,360 for the quarter ended June 30, 2005. The represents a increase of $ 1,586 or 116.6%. This was attributable to decreased revenues and increased costs as discussed above.

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

      During the quarter ended June 30, 2006 the Company has been able to pay its expenses and costs through it cash on hand. As of June 30, 2006 the Company had $328,228 in cash or cash equivalents compared to $335,094 at December 31, 2004, a decrease of $6,866. This was attributable to decreased revenues and ongoing expenses.


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

Changes in Internal Controls

      There were no significant changes in our internal controls over financial reporting that occurred during the quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                         Oranco, Inc.
                                         [Registrant]


                                         S/ Claudio Gianascio
                                         ---------------------------------
                                         Claudio Gianascio-
                                         President, Sec, Treas
  Dated August 3, 2006

--------------------------------------------------------------------------------