Form 10KSB/A
period 2005-12-31
ORANCO INC
filed 2006-08-04
CIK 1098996

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB
                                  AMENDMENT # 2

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


                                  ORANCO, INC.
                                  ------------

                 (Name of Small Business Issuer in its Charter)

                  Nevada                                 87-05744
      -------------------------------           -------------------------
      (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
       incorporation or organization)

                         1981 East 4800 South, Suite 110
                           Salt Lake City, Utah 84117
                    -----------------------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (702) 939-4728

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

     Yes [X] No [ ]

     State Issuer's revenues for its most recent fiscal year. December 31, 2005-$90,178

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

     This amendment is being filed to provide for an amended Exhibit 31.1 to the Annual report on Form 10KSB for the year ended December 31, 2005 that conforms exactly with Item 601 of Regulation S-B



Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

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

31.1          Amended Rule 13a-14(a)/15d-14(a) Certification.

32.1          Certification   by  the  Chief  Executive   Officer/Acting   Chief
              Financial   Officer  Relating  to  a  Periodic  Report  Containing
              Financial Statements.***

99.1****      Code of Ethics

*** The Exhibit attached to this Form 10-KSB Amendment # 2 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

                                            ORANCO, INC.

Date: 8/4/2006                              By S/ Claudio Gianascio
                                               ------------------------------
                                            Claudio Gianascio
                                            President, Secretary, Treasurer
                                            and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                ORANCO, INC.

Date: 8/4/2006                  S/ Claudio Gianascio
                                --------------------------------------------
                                   Claudio Gianascio
                                   President, Secretary,
                                   Treasurer and Director



Date: 8/4/2006                  S/ Alfredo Villa
                                --------------------------------------------
                                   Alfredo M. Villa
                                   Director

--------------------------------------------------------------------------------