Form 10QSB
period 2006-09-30
ORANCO INC
filed 2006-11-01
CIK 1098996

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2006
                               ------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------     -----------------
Commission File number       000-28181
                       -----------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                      Outstanding as of September 30, 2006
       ---------------------             ------------------------------------
       Common  Stock, $0.001                    4,269,950

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.

     ITEM 1.   Financial Statements (unaudited)................................3

               Balance Sheets..................................................4
                  September 30, 2006 and December 31, 2005

               Statements of Operations........................................5
                  For the three and nine months ended September 30,
                    2006 and 2005 and the period September 16, 1977
                    to September 30, 2006

               Statements of Cash Flows........................................6
                   For the nine months ended September 30, 2006
                    and 2005 and the period June 16, 1977 to September 30, 2006

               Notes to Financial Statements...................................7

     ITEM 2.   Plan of Operations.............................................10

     ITEM 3.   Controls and Procedures........................................11

PART II

     ITEM 6.   Exhibits and Reports on Form 8-K...............................12


               Signatures ....................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at September 30, 2006 and December 31, 2005, and the related statements of operations, and cash flows, for the three and nine months ended September 30, 2006 and 2005 and the period June 16, 1977 to September 30, 2006, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2006 and December 31, 2005

--------------------------------------------------------------------------------


                                                   (unaudited)
                                                     Sept 30,          Dec 31,
                                                         2006             2005
                                                         ----             ----
ASSETS
CURRENT ASSETS

         Cash                                        $ 329,090       $ 335,094
                                                     ---------       ---------

             Total Current Assets                    $ 329,090       $ 335,094
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                 $       -       $   2,372
                                                     =========       =========

             Total Current Liabilities                       -           2,372
                                                     =========       =========

STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at
        $0.001 par value; 4,269,950 shares
        issued and outstanding                           4,270           4,270
    Capital in excess of par value                     349,898         349,898
    Deficit accumulated during the
        development stage                              (25,078)        (21,446)
                                                     ---------       ---------
             Total Stockholders' Equity              $ 329,090       $ 335,094
                                                     =========       =========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                      STATEMENTS OF OPERATIONS - unaudited
    For the Three and Nine Months Ended September 30, 2006, and 2005 and the
         Period June 16, 1977 (Date of Inception) to September 30, 2006

--------------------------------------------------------------------------------

                      Sept 30,  Sept 30,    Sept 30,   Sept 30,  Jun 16, 1977 to
                          2006      2005        2006       2005    Sept 30, 2006
                          ----      ----        ----       ----  ---------------

REVENUES               $ 1,838   $ 2,949     $ 5,556    $ 9,350      $ 156,501

EXPENSES

  Administrative          977      4,309       9,188     13,338        151,178
   Valuation adjustment
     - available-for-
     securities             -                     -          -          30,401
                       ------    -------     -------    -------      ---------

                          977      4,309       9,188     13,338        181,579
                       ------    -------     -------    -------      ---------

NET PROFIT (LOSS)      $  861    $(1,360)    $(3,632)   $(3,988)     $ (25,078)
                       ======    =======     =======    =======      =========



NET LOSS PER COMMON
   SHARE

   Basic and diluted   $    -    $     -     $     -    $    -
                       ------    -------     -------    -------


AVERAGE  OUTSTANDING
  SHARES - stated in
     1,000's

     Basic              4,270      4,270       4,270     4,145
                       ------    -------     -------    -------




   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                       STATEMENT OF CASH FLOWS - unaudited
         For the Nine Months Ended September 30, 2006, and 2005 and the
         Period June 16, 1977 (Date of Inception) to September 30, 2006

--------------------------------------------------------------------------------


                                                                    Jun 16, 1977
                                              Sept 30,   Sept 30,    to Sept 30,
                                                 2006       2005          2006
                                             ---------  --------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net profit (loss)                         $ (3,632)  $ (3,988)    $ (25,078)
     Adjustments to reconcile net
     loss to net cash provided by
     operating activities

        Change in accounts payable             (2,372)     1,667             -
        Changes in accrued interest
         receivable                                -      (7,640)            -
                                             ---------  --------     ----------


        Net Change in Cash from Operations     (6,004)    (9,961)      (25,078)
                                             ---------  --------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES

       Advances on note receivable                  -    (21,009)            -
                                             ---------  --------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common
         stock                                      -     12,500       354,168
                                             ---------  --------     ----------

   Net Change in Cash                          (6,004)   (18,470)      329,090

   Cash at Beginning of Period                335,094    216,684             -
                                             ---------  --------     ----------

   Cash at End of Period                     $329,090   $198,214     $ 328,090
                                             ========   ========     =========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

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

On September 30, 2006 the Company had a net operating loss available for carryforward of $25,078. The tax benefit of approximately $7,500 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2027.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the cash is maintained in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2006

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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2006

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

Quarter ended September 30, 2006 compared to Quarter ended September 30, 2005
-----------------------------------------------------------------------------

   Revenues for the quarter ended September 30, 2006 were $1,838 compared to $2,949 for the quarter ended September 30, 2005. This represents an decrease of $1,111 or 37.6%. This decrease is attributable to reinvestment of funds into a bank money market account that were previously loaned to Air Packaging Technologies Inc..

   Expenses for the quarter ended September 30, 2006 were $977 compared to $4,309 for the quarter ended September 30, 2005. This represents an decrease of $3,332 or 77.3% and is attributable to decreased administrative costs such as accounting, legal, and Edgar filings.

   Net profit for the quarter ended September 30, 2006 was $977 compared to a net loss of $1,360 for the quarter ended September 30, 2005. The represents a increase of $ 2,337. This was attributable to decreased costs as discussed above.

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

   During the quarter ended September 30, 2006 the Company has been able to pay its expenses and costs through it cash on hand. As of September 30, 2006 the Company had $329,090 in cash or cash equivalents compared to $335,094 at December 31, 2004, a decrease of $6,004. This was attributable to decreased revenues and ongoing expenses.

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

Changes in Internal Controls

   There were no significant changes in our internal controls over financial reporting that occurred during the quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                         Oranco, Inc.
                                        [Registrant]


                                        S/ Claudio Gianascio
                                        ----------------------------------------
                                        Claudio Gianascio- President, Sec, Treas
Dated November 1, 2006

--------------------------------------------------------------------------------