Form 10KSB
period 2006-12-31
ORANCO INC
filed 2007-03-20
CIK 1098996

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006
                   -------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______   to  ________

                           Commission File No. 0-28181
                           ---------------------------


                                  ORANCO, INC.
                                  ------------

                 (Name of Small Business Issuer in its Charter)

                     Nevada                                 87-05744
                     ------                                 --------
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

         State Issuer's revenues for its most recent fiscal year. December 31, 2006 - $7,389
--------------------------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         At March 15, 2007, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 15, 2007
                                    4,269,950

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

PART I
------
                                                                           Page
                                                                           ----

ITEM 1.        DESCRIPTION OF BUSINESS                                       4

ITEM 2.        DESCRIPTION OF PROPERTIES                                     9

ITEM 3.        LEGAL PROCEEDINGS                                             9

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             9

PART II
-------

ITEM 5.        MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                   10

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION                                                     11

ITEM 7.        FINANCIAL STATEMENTS                                          13

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                           13

ITEM 8A.       CONTROLS AND PROCEDURES                                       13

ITEM 8B.       OTHER INFORMATION                                             13

PART III
--------

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16
               (a) OF THE EXCHANGE ACT                                       14

ITEM 10.       EXECUTIVE COMPENSATION                                        16

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                17

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                19

ITEM 13.       EXHIBITS                                                      19

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                        20

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

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

      During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. In addition, it agreed to fund the evaluation of a lawsuit by Air Packaging Technologies, Inc. against 3M Corp. as described below. As of December 31, 2006, it had $328,691 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2006 compared to year ended December 31, 2005
---------------------------------------------------------------------

      Revenues for the year ended December 31, 2006 were $7,389 compared to $90,178 for the year ended December 31, 2005. This represents an decrease of $82,789 or 92%. This decrease is reduced interest income in comparison to the amounts in 2005 attributable to settlement of the lawsuit which was the basis of the Air Packaging Technologies, Inc.("AIRP") Claim against 3M Corp of the Company's share of the net proceeds therefrom.

      Expenses for the year ended December 31, 2006 were $15,737 compared to $56,780 for the year ended December 31, 2005. This represents a decrease of $41,043 or 72.3% and is attributable to a decrease in travel due to AIRP settlement and office expense to support AIRP claim.

      Net loss for the year ended December 31, 2006 was $8,348 compared to a net profit of $33,398 for the year ended December 31, 2005. This loss is attributable to ongoing corporate costs for SEC compliance and travel and other expenses in researching possible merger or acquisition opportunities and reduced income after settlement of the AIRP claim against 3M Corp.

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

      During the fiscal years ended December 31, 2006 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2006 had $328,691 in cash or cash equivalents compared to $335,094 at December 31, 2005, an decrease of $6,403. This decrease is primarily attributed ongoing expenses exceeding interest income

Item 7.  Financial Statements.
------------------------------

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

                                                               DATE ELECTED OR
  NAME                       POSITION(S)                       APPOINTED
  ----                       -----------                       ----------------

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

      The following table sets forth as of December 31, 2006, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

          Name                   Position              Reports Filed
          ----                   --------              -------------

          NONE

Item 10. Executive Compensation.
--------------------------------

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated

                           SUMMARY COMPENSATION TABLE

            Annual Compensation                    Awards            Payouts
------------------------------------------   ------------------  --------------

(a)           (b)       (c)    (d)     (e)   (f)       (g)       (h)    (I)
                                                     Secur-
                                                     Ities              All
Name and    Year or                   Other  Rest-   Under-      LTIP   Other
Principal   Period     Salary  Bonus  Annual ricted  lying       Pay-   Comp-
Position    Ended       ($)     ($)   Compen Stock   Options(#)  outs   ensat'n
-------------------------------------------------------------------------------

Claudio
Gianascio,  12/31/2006    0      0       0     0         0        0       0
Pres, Sec,  12/31/2005    0      0       0     0         0        0       0
Treas, Dir  12/31/2004    0      0       0     0         0        0       0

** Claudio Gianascio became an officer and director of the Company on September 1, 1999.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------
                                Individual Grants
                                -----------------


              No. Of Sec.        % of Total
              Underlying         Options/SARs
              Options/           Granted to        Exercise
              SARs               Employees         or Base
              Granted            In Fiscal         Price        Expiration
Name          (#)                Year              ($/Sh)       Date
----          -----------        -------------     ----------   -----------

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

                                         Number of Shares           Percentage
Name and Address                         Beneficially Owned         of Class (1)
----------------                         -------------------        ------------

Claudio Gianascio                              825,000                 19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Comprehensive Ventures Inc. Ltd.               400,000                  9.36%
Clinch's House Lord Street
Douglas, Isle of Man
British Isles IM99 1RZ

Progressive Emerging Ventures Ltd.             400,000                  9.36%
Suite 743, Europort
P.O. Box 629
Gibraltar

Capital One International SA                   350,000                  8.19%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama

Prestige Underwriters NV                       350,000                  8.19%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited                      350,000                  8.19%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

(1) Percentage is calculated upon the 4,269,950 shares outstanding.

Security Ownership of Management.
---------------------------------

      The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                         Number of Shares           Percentage
Name and Address                         Beneficially Owned         of Class (1)
----------------                         -------------------        ------------

Claudio Gianascio                              825,000                 19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Alfredo M. Villa                               125,000                  2.93%
Chelsea Court No. 2262
Triq 1-1M6HAZEL, Swiequi
Malta

All directors and
executive officers                             950,000                 22.25%
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

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco's annual financial statement and review of financial statements included in Oranco's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,105 for fiscal year ended 2005 and $4,070 for fiscal year ended 2006.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco's financial statements that are not reported above were $ -0- for fiscal years ended 2005 and 2006.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2005 and $150.00 for fiscal year ended 2006.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2005 and 2006.

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

                                               ORANCO, INC.

Date: 3-19-2007                                By S/ Claudio Gianascio
                                                  ------------------------------
                                               Claudio Gianascio
                                               President, Secretary, Treasurer
                                               and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        ORANCO, INC.

Date:  3-19-2007                     S/ Claudio Gianascio
                                     ------------------------------
                                     Claudio Gianascio
                                     President, Secretary,
                                     Treasurer and Director



Date:  3-19-2007                     S/ Alfredo M. Villa
                                     ------------------------------
                                     Alfredo M. Villa
                                     Director

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






Board of Directors
Oranco, Inc.
Salt Lake City, Utah

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Oranco, Inc. ( development stage company) at December 31, 2006 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2006, and 2005 and the period June 16, 1977 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2006 and the results of operations, and cash flows for the years ended December 31, 2006 and 2005 and the period June 16, 1977 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



March 10, 2007
Salt Lake City, Utah                   /s/ Madsen & Associates, CPA's Inc.

                                  ORANCO, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2006

================================================================================


ASSETS
CURRENT ASSETS

   Cash                                                           $     328,691
                                                                  --------------
       Total Current Assets                                       $     328,691
                                                                  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable - related party                               $       4,317
                                                                  --------------

       Total Current Liabilities                                          4,317
                                                                  --------------

STOCKHOLDERS' EQUITY

   Common stock
    100,000,000 shares authorized, at $0.001 par value;
      4,269,950 shares issued and outstanding                             4,270
    Capital in excess of par value                                      349,898
    Deficit accumulated during the development stage                    (29,794)
                                                                  --------------

       Total Stockholders' Equity                                       324,374
                                                                  --------------

                                                                  $     328,691
                                                                  ==============



    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2006, and 2005 and the
          Period June 16, 1977 (Date of Inception) to December 31, 2006

================================================================================



                                      Dec 31,      Dec 31,      Jun 16, 1977 to
                                       2006         2005          Dec 31, 2006
                                     ---------   ----------     ---------------

REVENUES                             $   7,389   $   90,178     $      158,334
                                     ---------   ----------     ---------------

EXPENSES

   Administrative                       15,737       56,780            157,727
   Valuation adjustment-
     available-for-sale securities           -           -              30,401
                                     ---------   ----------     ---------------
                                        15,737       56,780            188,128
                                     ---------   ----------     ---------------

NET PROFIT (LOSS)                    $  (8,348)  $   33,398     $      (29,794)
                                     =========   ==========     ==============



NET LOSS PER COMMON
   SHARE

   Basic and diluted                 $     .01   $        -
                                     ---------   ----------


AVERAGE  OUTSTANDING
    SHARES

     Basic                           4,269,950    4,207,950
                                     ---------   ----------








    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          Period June 16, 1977 (date of inception) to December 31, 2006

================================================================================

                                                                    Capital in
                                     Common Stock      Excess of    Accumulated
                                   Shares     Amount   Par Value      Deficit
                                ---------   --------   ---------    ------------

Balance June 16, 1977
  (date of inception)                   -   $      -   $       -    $         -

Issuance of common
  stock for cash at
  $.034 - July  9, 1982           231,300        231       7,594              -
Issuance of common
  stock for cash at
  $.079 - November 12,
  1982                            143,650        144      11,199              -
Issuance of common
  stock for cash at
  $.025 December 12,
  1983                             40,000         40         960              -
Net operating loss for
  the year ended
  December  31, 1983                    -          -           -        (20,168)
Issuance of common
  stock for cash at
  $.019 June 6, 1984               40,000         40         710              -
Net operating loss for
  the year ended
  December 31, 1984                     -          -           -           (750)
Issuance of common
  stock for cash at
  $.019 January 15,
  1985                             40,000         40         710              -
Net operating loss for
  the year ended
   December 31, 1985                    -          -           -           (750)
Issuance of common
  stock for cash at
  $.05 - May 16, 1997             200,000        200       9,800              -
Net operating loss for
  the year ended
  December 31, 1997                     -          -           -         (2,290)
Net operating loss for
  the year  ended
  December 31, 1998                     -          -           -         (7,710)
Issuance of common
  stock for cash at
  $.05 - November 12,
  1999                            700,000        700      34,300              -
Net operating loss for
  the year ended
  December 31, 1999                     -          -           -         (7,671)
Issuance of common
  stock for cash at
  $.10 - June and July
  2000                          2,500,000      2,500     247,500              -
Issuance of common
  stock for cash at
  $.10 - July 5, 2000             125,000        125      12,375              -
Net operating loss for
  the year ended
  December 31, 2000                     -          -           -         (7,497)
Net operating profit
  for the year ended
  December 31, 2001                     -          -           -         11,247
Net operating profit
  for the year ended
  December 31, 2002                     -          -           -          3,910


    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
          Period June 16, 1977 (date of inception) to December 31, 2006

================================================================================

                                                                    Capital in
                                     Common Stock      Excess of    Accumulated
                                   Shares     Amount   Par Value      Deficit
                                 --------     ------   ---------    ------------

Net operating loss for
  the year ended
  December 31, 2003                     -          -           -        (15,238)
Net operating loss for
  the year ended
  December 31, 2004                     -          -           -         (7,927)
                                ---------   --------   ---------    ------------

Balance December 31,
  2004                          4,019,950      4,020     325,148        (54,844)

Issuance of common
  stock for cash at
  $.10 - March 2005               250,000        250      24,750              -
Net operating profit
  for the year ended
  December 31, 2005                     -          -           -         33,398
                                ---------   --------   ---------    ------------


Balance December 31,
  2005                          4,269,950      4,270     349,898        (21,446)

Net operating loss for
  the year ended
  December 31, 2006                     -          -           -         (8,348)
                                ---------   --------   ---------    ------------


Balance December 31,
  2006                          4,269,950   $  4,270   $ 349,898    $   (29,794)
                                =========   ========   =========    ============

















    The accompanying notes are an integral part of these financial statements

                                  ORANCO, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2006, and 2005 and the
          Period June 16, 1977 (Date of Inception) to December 31, 2006

================================================================================


                                                                   Jun 16, 1977
                                         Dec 31,      Dec 31,        to Dec 31,
                                          2006         2005            2006
                                        ---------   -----------   --------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                    $  (8,348)  $    33,398   $     (29,794)

       Adjustments to reconcile net
       loss to net cash provided by
       operating activities

           Changes in accrued interest
            receivable                          -         4,754               -
           Changes in accounts payable      1,945         1,834           4,317
                                        ---------   -----------   --------------

          Net Change in Cash
          from Operations                  (6,403)       39,986         (25,477)
                                        ---------   -----------   --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES

        Net changes in long term note
         receivable                             -        65,924               -
                                        ---------   -----------   --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of
        common stock & stock
        subscriptions                           -        12,500         354,168
                                        ---------   -----------   --------------

   Net Change in Cash                      (6,403)      118,410         328,691

   Cash at Beginning of Period            335,094       216,684               -
                                        ---------   -----------   --------------

   Cash at End of Period                $ 328,691   $   335,094   $     328,691
                                        =========   ===========   ==============




   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

On December 31, 2006 the Company had a net operating loss available for carryforward of $29,794. The tax benefit of approximately $8,900 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2018 through 2027.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2006

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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2006

================================================================================


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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock and have accounts payable due them of $ 4,317.

--------------------------------------------------------------------------------