Form 10QSB
period 2007-03-31
ORANCO INC
filed 2007-05-04
CIK 1098996

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2007
                               ---------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File number               000-28181
                       ------------------------------------

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

  ---------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

          Class                             Outstanding as of April 15, 2007
  ---------------------                    -----------------------------------
  Common  Stock, $0.001                                 4,269,950

                                      INDEX




                                                                           Page
                                                                          Number
                                                                          ------
PART I.

          ITEM 1.  Financial Statements (unaudited)............................3

                   Balance Sheets..............................................4
                    March 31, 2007 and December 31, 2006

                   Statements of Operations....................................5
                    For the three months ended March 31, 2007 and 2006
                    and the period September 16, 1977 to March 31, 2007

                   Statements of Cash Flows....................................6
                    For the three months ended March 31, 2007 and 2006
                    and the period June 16, 1977  to March 31, 2007

                   Notes to Financial Statements...............................7

          ITEM 2.  Plan of Operations.........................................10

          ITEM 3.  Controls and Procedures....................................11

PART II

          ITEM 6.  Exhibits and Reports on Form 8-K...........................12


                   Signatures.................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Oranco, Inc. ( development stage company) at March 31, 2007 and December 31, 2006, and the related statements of operations, and cash flows, for the three months ended March 31, 2007 and 2006 and the period June 16, 1977 to March 31, 2007, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

                                  ORANCO, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2007 and December 31, 2006
================================================================================


                                                      (unaudited)
                                                        Mar 31,         Dec 31,
                                                         2007            2006
                                                       ---------      ---------
ASSETS
CURRENT ASSETS

   Cash                                                $ 326,149      $ 328,691
                                                       ---------      ---------

     Total Current Assets                              $ 326,149      $ 328,691
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                    $   3,289      $   4,317
                                                       ---------      ---------

     Total Current Liabilities                             3,289          4,317
                                                       ---------      ---------

STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at $0.001
     par value; 4,269,950 shares issued and
     outstanding                                           4,270          4,270
   Capital in excess of par value                        349,898        349,898
   Deficit accumulated during the development
     stage                                               (31,308)       (29,794)
                                                       ---------      ---------

     Total Stockholders' Equity                          322,860        324,374
                                                       ---------      ---------

                                                       $ 326,149      $ 328,691
                                                       =========      =========


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                           STATEMENTS OF OPERATIONS -
                   unaudited For the Three Months Ended March
                                    31, 2007,
                      and 2006 and the Period June 16, 1977
                      (Date of Inception) to March 31, 2007
================================================================================


                                                                    Jun 16, 1977
                                        Mar 31,        Mar 31,           to
                                         2007           2006        Mar 31, 2007
                                      -----------    -----------    -----------

REVENUES                              $     1,818    $     1,870    $   160,152
                                      -----------    -----------    -----------

EXPENSES

   Administrative                           3,332          3,418        161,059
     Valuation adjustment-
      available-for-securities                  -              -         30,401
                                      -----------    -----------    -----------
                                            3,332          3,418        191,460
                                      -----------    -----------    -----------

NET LOSS                              $    (1,514)   $    (1,548)   $   (31,308)
                                      ===========    ===========    ===========




NET LOSS PER COMMON
   SHARE

   Basic and diluted                  $         -    $         -
                                      -----------    -----------

AVERAGE  OUTSTANDING
   SHARES

   Basic                                4,269,950      4,269,950
                                      -----------    -----------





   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                       STATEMENT OF CASH FLOWS - unaudited
                   For the Three Months Ended March 31, 2007,
                   and 2006 and the Period June 16, 1977 (Date
                         of Inception) to March 31, 2007
================================================================================

                                                                    Jun 16, 1977
                                              Mar 31,     Mar 31,    to Mar 31,
                                               2007        2006         2007
                                             ---------   ---------  ------------


CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                         $  (1,514)  $  (1,548)  $ (31,308)

     Adjustments to reconcile net
     loss to net cash provided by
     operating activities

       Change in accounts payable               (1,028)      1,020       3,289


       Net Change in Cash from Operations       (2,542)       (528)    (28,019)
                                             ---------   ---------   ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

     Advances on note receivable                     -           -           -
                                             ---------   ---------   ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

     Proceeds from issuance of common stock          -           -     354,168
                                             ---------   ---------   ---------

   Net Change in Cash                           (2,542)       (528)    326,149

   Cash at Beginning of Period                 328,691     335,094           -
                                             ---------   ---------   ---------

   Cash at End of Period                     $ 326,149   $ 334,566   $ 326,149
                                             =========   =========   =========



   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007
================================================================================

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

On March 31, 2007 the Company had a net operating loss available for carryforward of $31,308. The tax benefit of approximately $9,400 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2027.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the cash is maintained in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2007
================================================================================


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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2007
================================================================================

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

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, obtaining an audit of the Company's financial statements, submitting the Company's common stock for quotation on the NASD OTC Bulleting Board, the filing of a Form 10 Registration, and the completion of a private placement, a loan and funding of a claim by Air Packaging Technologies, Inc. Against 3M corporation, the Company has had no material business operations in the two most recent calendar years.

Quarter ended March 31, 2007 compared to Quarter ended March 31, 2006
----------------------------------------------------------------------

     Revenues for the quarter ended March 31, 2007 were $1,818 compared to $1,870 for the quarter ended March 31, 2006 a decrease of $52 or 2.7%.

     Expenses for the quarter ended March 31, 2007 were $3,332 compared to $3,418 for the quarter ended March 31, 2006. This represents an decrease of $86 or 2.5% and is attributable to minimally decreased administrative costs such as accounting, legal, and Edgar filings.

     Net loss for the quarter ended March 31, 2007 was $1,514 compared to a net loss of $1,548 for the quarter ended March 31, 2006. The represents a decrease of $34. This was attributable to decreased costs as discussed above.

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

     During the quarter ended March 31, 2007 the Company has been able to pay its expenses and costs through it cash on hand. As of March 31, 2007 the Company had $326,149 in cash or cash equivalents compared to $328,691 at December 31, 2006, a decrease of $2,542. This was attributable to decreased revenues and ongoing expenses.


--------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

     Based on an evaluation as of the date of the end of the period covered by this Form 10- QSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. In addition, he has concluded that these controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                        Oranco, Inc.
                                           [Registrant]


                                        S/Claudio Gianascio
                                        ----------------------------------------
                                        Claudio Gianascio- President, Sec, Treas

Dated May 4, 2007

--------------------------------------------------------------------------------