Form 10QSB
period 2007-06-30
ORANCO INC
filed 2007-08-06
CIK 1098996

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2007
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------
Commission File number             000-28181
                       -----------------------------------

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

--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                           Outstanding as of July 31, 2007
       ---------------------               ----------------------------------
       Common  Stock, $0.001                         4,269,950

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.

    ITEM 1.   Financial Statements (unaudited)................................3

              Balance Sheets..................................................4
                 June 30, 2007 and December 31, 2006

              Statements of Operations........................................5
                 For the three and six months ended June 30, 2007
                    and 2006

              Statements of Cash Flows....................................... 6
                  For the six months ended June 30, 2007 and 2006
                    and the period June 16, 1977  to June 30, 2007

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

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Oranco, Inc. ( development stage company) at June 30, 2007 and December 31, 2006, and the related statements of operations, and cash flows, for the six months ended March 32, 2007 and 2006 and the period June 16, 1977 to June 30, 2007, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

                                  ORANCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2007 and December 31, 2006
================================================================================



                                                    (Unaudited)
                                                      Jun 30,          Dec 31,
                                                       2007             2006
                                                    -----------     ------------
ASSETS
CURRENT ASSETS

       Cash                                         $   320,945     $   328,691
                                                    -----------     ------------

       Total Current Assets                         $   320,945     $   328,691
                                                    ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                $        -      $     4,317
                                                    -----------     ------------

       Total Current Liabilities                             -            4,317
                                                    -----------     ------------

STOCKHOLDERS' EQUITY

    Common stock
       100,000,000 shares authorized, at
       $0.001 par value; 4,269,950 shares
       issued and outstanding                             4,270           4,270
    Capital in excess of par value                      349,898         349,898
    Deficit accumulated during the
       development stage                                (33,223)        (29,794)
                                                    -----------     ------------

       Total Stockholders' Equity                       320,945         324,374
                                                    -----------     ------------

                                                    $   320,945     $   328,691
                                                    ===========     ============


   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                           STATEMENTS OF OPERATIONS -
                  unaudited For the Three and Six Months Ended
                         June 30, 2007, and 2006 and the
            Period June 16, 1977 (Date of Inception) to June 30, 2007
================================================================================


                                                                       Jun 16,
                                                                       1977 to
                            Jun 30,   Jun 30,   Jun 30,     Jun 30,    Jun 30,
                             2007      2006      2007        2006        2007
                           --------- --------  ---------  ----------  ---------

REVENUES                   $   1,801 $  1,848  $   3,319  $    3,718  $ 161,953
                           --------- --------  ---------  ----------  ---------

EXPENSES

  Administrative               3,716    4,794      7,048       8,212    164,775
   Valuation adjustment -
    available-for-
    securities                     -                   -           -     30,401
                           --------- --------  ---------  ----------  ---------
                               3,716    4,794      7,048       8,212    195,176
                           --------- --------  ---------  ----------  ---------

NET LOSS                   $ (1,915) $ (2,946) $  (3,429) $   (4,494) $ (33,223)
                           ========= ========  =========  ==========  =========


NET LOSS PER COMMON
   SHARE

   Basic and diluted       $      -  $      -  $       -  $        -
                           --------  --------  ---------  ----------

AVERAGE  OUTSTANDING
    SHARES - stated in
    1,000's

     Basic                    4,270     4,270      4,270       4,270
                           --------  --------  ---------  ----------







   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                          ( Development Stage Company)
                       STATEMENT OF CASH FLOWS - unaudited
                     For the Six Months Ended June 30, 2007,
                      and 2006 and the Period June 16, 1977
                      (Date of Inception) to June 30, 2007
================================================================================


                                                                    Jun 16, 1977
                                             Jun 30,      Jun 30,    to Jun 31,
                                              2007         2006          2007
                                            ---------    ---------   -----------


CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net profit (loss)                         $  (3,429)   $  (4,494)  $  (33,223)

     Adjustments to reconcile
     net loss to  net cash
     provided by operating
     activities

       Change in accounts payable               4,317)      (2,372)           -
                                            ---------    ---------   -----------

       Net Change in Cash from
       Operations                              (7,746)      (6,866)     (33,223)
                                            =========    =========   ===========


CASH FLOWS FROM INVESTING
  ACTIVITIES                                        -            -            -
                                            ---------    ---------   -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES

     Proceeds from issuance of
       common stock                                 -            -      354,168
                                            ---------    ---------   -----------

  Net Change in Cash                           (7,746)      (6,866)     320,945

  Cash at Beginning of Period                 328,691      335,094            -
                                            ---------    ---------   -----------

  Cash at End of Period                     $ 320,945    $ 328,228   $  320,945
                                            =========    =========   ===========



   The accompanying notes are an integral part of these financial statements.

                                  ORANCO, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007


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

On June 30, 2007 the Company had a net operating loss available for carryforward of $33,223. The tax benefit of approximately $10,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2018 through 2028.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that the cash is maintained in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007



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

                                  ORANCO, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007



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

Quarter ended June 30, 2007 compared to Quarter ended June 30, 2006
--------------------------------------------------------------------

     Revenues for the quarter ended June 30, 2007 were $1,801 compared to $1,848 for the quarter ended June 30, a negligible change.

     Expenses for the quarter ended June 30, 2007 were $3,716 compared to $4,794 for the quarter ended June 30, 2006. This represents an decrease of $1,078 or 22.4% and is attributable to minimally decreased administrative costs such as accounting, legal, and Edgar filings and timing issues..

     Net loss for the quarter ended June 30, 2007 was $1,915 compared to a net loss of $2,946 for the quarter ended June 30, 2006. The represents a decrease of $1031 or 35%. This was attributable to decreased costs as discussed above.

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

     During the quarter ended June 30, 2007 the Company has been able to pay its expenses and costs through it cash on hand. As of June 30, 2007 the Company had $320,945 in cash or cash equivalents compared to $328,691 at December 31, 2006, a decrease of $7,746. This was attributable to decreased revenues and ongoing expenses.


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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                        Oranco, Inc.
                                         [Registrant]


                                        S/Claudio Gianascio
                                        ----------------------------------
                                        Claudio Gianascio- President, Sec, Treas
     Dated August 6, 2007

--------------------------------------------------------------------------------