Form 10QSB
period 2007-09-30
ORANCO INC
filed 2007-10-26
CIK 1098996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File number                 000-28181

            ORANCO  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 East 4800 South Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

            702-939-4728
Registrant’s telephone number, including area code

_____________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of September 30, 2007
Common Stock, $0.001	4,269,950

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  ( development stage company)  at September 30, 2007 and December 31, 2006, and the related  statements of operations, and cash flows, for the three and nine months ended September 30, 2007 and 2006 and the period June16, 1977 to September 30, 2007,  have been prepared by the Company’s management  in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

ORANCO,  INC.
(Development Stage Company)
BALANCE SHEETS
September 30, 2007 and December 31, 2006

	(unaudited) Sept 30, 2007	Dec 31, 2006
ASSETS

CURRENT ASSETS

Cash	$306,353	$328,691

Total Current Assets	$306,353	$328,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$4,317

Total Current Liabilities	-	4,317

STOCKHOLDERS' EQUITY

Common stock 100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(47,815)	(29,794)

Total Stockholders' Equity	306,353	324,374
	$306,353	$328,691

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS - unaudited
For the Three and Nine Months  Ended September 30, 2007,  and 2006 and the
Period June 16, 1977 (Date of Inception) to September 30, 2007

	Three Months		Nine Months		Jun 16, 1977 to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007

REVENUES	$1,872	$1,838	$5,191	$5,556	$163,825

EXPENSES

Administrative	16,464	977	23,212	9,188	181,239
Valuation adjustment - available-for-securities	-	-	-	-	30,401
	16,464	977	23,212	9,188	211,640

NET LOSS	$(14,592)	$861	$(18,021)	$(3,632)	$(47,815)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDINGSHARES - stated in 1,000's

Basic	4,270	4,270	4,270	4,270

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended September 30, 2007, and 2006 and the
Period June 16, 1977 (Date of  Inception) to September 30, 2007

	Sept 30, 2007	Sept 30, 2006	Jun 16, 1977 to Sept 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(18,021)	$(3,632)	$(47,815)

Adjustments to reconcile net loss to net cash provided by operating activities

Change in accounts payable	(4,317)	(2,372)	-

Net Change in Cash from Operations	(22,338)	(6,004)	(47,815)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(22,338)	(6,004)	306,353

Cash at Beginning of Period	328,691	335,094	-

Cash at End of Period	$306,353	$329,090	$306,353

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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

On September 30, 2007 the Company  had a net operating loss available for carryforward of $ 47,815.  The tax benefit of approximately $14,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started  operations.  The net operating loss will expire starting in 2018 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the cash is maintained  in banks over  the  insured amounts of $100,000, however they are considered to be in banks of high quality.

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007

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
September 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.

ITEM 2.   PLAN OF OPERATIONS

Plan of Operations.

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

Results of Operations.

Other than restoring and maintaining its good  corporate  standing in the State  of  Nevada,  obtaining an audit of the Company’s financial statements, submitting the Company’s common stock for quotation on the NASD OTC Bulleting Board, the filing of  a Form 10 Registration, and the completion of a private placement, a loan and funding of a claim by Air Packaging Technologies, Inc. Against 3M corporation, the Company has had no material business operations in the two most recent calendar years.

Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006

Revenues for the quarter ended September 30, 2007 were $1,872 compared to $1,838 for the quarter ended September 30, 2006, a negligible change.

Expenses for the quarter ended  September 30, 2007 were $16,464 compared to $977 for the quarter ended September 30, 2006. This represents an increase of $15,487 or 1585% and is attributable to increased travel expenses, seminar costs, costs attributable to business meeting, and timing issues..

Net loss for the quarter ended September 30, 2007 was $14,592 compared to a net profit of $861 for the quarter ended September 30, 2006. This was attributable to increased costs as discussed above.

Liquidity.

The Company’s primary need for capital has been to pay the ongoing administrative expenses associated with being a reporting company such as legal, accounting and EDGAR filing and travel and other expenses associated with pursuing an appropriate acquisition candidate. The Company, although more aggressively seeking an acquisition or merger partner, does not anticipate this changing in the next 12 months, unless a suitable acquisition or merger candidate is located. However, because of the limited amount available no assurance can be given that this will be the case.

In addition, on March 29, 2004 the Company entered into an agreement with Air Packaging Technologies, Inc.(“AIRP”) to fund an evaluation of a lawsuit by it against 3M Corp. for 3M’s failure to use reasonable efforts to sell the products of AIRP to which it had exclusive rights, thus causing the failure of AIRP’s business plan for lack of revenue.  All amounts advanced by the Company on this matter were considered loans with interest at 12% per annum and secured by a lien against the assets of AIRP. In the event of a recovery, the Company was entitled to a return of all amounts advanced and 60% of the net proceeds from the recovery. The note was paid during November 2005 resulting in repayment of all principal, interest and a profit of $78,420. Therefore the Company will not be obligated to fund this in the future.

During the quarter ended September 30, 2007 the Company has been able to pay its expenses and costs through it cash on hand. As of September 30, 2007 the Company had $306,353 in cash or cash equivalents compared to $328,691 at December 31, 2006, a decrease of $22,338. This was attributable to decreased revenues and ongoing expenses.

ITEM 3. CONTROLS AND PROCEDURES

Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. In addition, he has concluded that these controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Oranco, Inc.
[Registrant]

S/Claudio Gianascio
Claudio Gianascio- President, Sec, Treas
Dated October 24, 2007