Form 10KSB
period 2007-12-31
ORANCO INC
filed 2008-03-24
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______   to________

Commission File No. 0-28181

ORANCO, INC.

(Name of Small Business Issuer in its Charter)

Nevada	87-05744
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1981 East 4800 South, Suite 110
Salt Lake City, Utah 84117
(Address of Principal Executive Offices)
Issuer's Telephone Number: (702) 939-4728

__________
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

Yes [X] No [  ]

State Issuer's revenues for its most recent fiscal year. $7,462, including interest income.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 15, 2008, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 15, 2008
4,269,950

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or ©) under the Securities Act of 1933: None

PART I

Item 1.  Description of Business.

Business Development.

Organization and Charter Amendments.

Oranco, Inc., (the "Company") was incorporated under the laws of the State of Nevada, on June 10, 1977. The purposes for which the corporation was organized were: (1)to engage in any lawful business from time to time authorized by the board of directors, (2) to act as principal, agent, partner or joint venturer or in any other capacity in any transaction, (3) to do business anywhere in the world, and (4) to have and exercise all rights and powers from time to time granted to the corporation by law. From 1977 until 1981 the Company was dormant and undertook no activities. Beginning in 1982 the Company explored the option of entering into a joint venture to develop a mercury mining property at Mercury Mountain, Nevada. As a part of these activities the Company, through the sale of its common stock, raised funds to engage the services of an independent mining engineer to prepare a report on the feasibility of the project. By late 1983 it had been determined that the project did not warrant any further investment. From that time until 1997 the Company’s activities concentrated on maintaining its corporate existence and looking for other opportunities for the Company. In May of 1997 new management was appointed, a shareholders’ meeting was held, amendments to the Company’s articles of incorporation were approved, and additional effort was made by new management to make the Company a viable merger candidate. These efforts included engaging the services of a certified Public Accounting firm to audit the Company’s financial statements, obtaining an Opinion of Counsel as to the tradability of the Company’s outstanding shares, preparation of the information required by Rule 15c2-11, and applying to the OTC Bulletin Board for trading on the medium.

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

In the summer of 2000, the Company completed a private placement of 2,500,000 units for which it received $250,000 Each unit consisted of one share of common stock; one “a” warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.10 per share within two years of the date of issuance; and one “b” warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.25 per share within two years of the date of issuance. Both “a” & “b” warrants expired without exercise.

Business.

Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To provide revenue on an interim basis, on March 29, 2004 the Company entered into an agreement with Air Packaging Technologies, Inc. (“AIRP”) to fund an evaluation of a lawsuit by it against 3M Corp. for 3M’s failure to use reasonable efforts to sell the products of AIRP to which it had exclusive rights, thus causing the failure of AIRP’s business plan for lack of revenue. The cause of action was settled in September of 2005. All amounts advanced by the Company on this matter were considered loans with interest at 12% per annum and secured by a lien against the assets of AIRP. In the event of a recovery, the Company was entitled to a return of all amounts advanced and 60% of the net proceeds from the recovery. As of September 30, 2002 the Company had advanced $99,327, including accrued interest. In November 2005 the Company received payment of $178,833, which repaid the Company for all amounts advanced, 12% interest, and 60% of the net proceeds received from the recovery.

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

None; not applicable.

Competitive Business Conditions.

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

None; not applicable.

Dependence on One or a Few Major Customers.

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

Research and Development.

None; not applicable.

Cost and Effects of Compliance with Environmental Laws.

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.

None.

Item 2.  Description of Property.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

There is no "public market" for shares of common stock of the Company. Although the Company’s shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is aware of only two transactions having taken place, one in the year 2000 and the other in 2005. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

Plan of Operation.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2007, it had $307,4251 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

Results of Operations.

Other than restoring and maintaining its good corporate standing in the State of Nevada, obtaining an audit of the Company’s financial statements, submitting the Company’s common stock for quotation on the NASD OTC Bulleting Board, the filing of a Form 10 Registration, the completion of a private placement and the seeking of an appropriate acquisition candidate, merger partner, or business venture, the Company has had no material business operations in the two most recent calendar years.

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues, Including Interest, for the year ended December 31, 2007 were $7,462 compared to $7,389 for the year ended December 31, 2006, a negligable increase.

Expenses for the year ended December 31, 2007 were $27,336 compared to $15,737 for the year ended December 31, 2006. This represents a increase of $11,611 or 73.8% and is attributable to a increase in travel and exploratory costs, together with increased costs of complying with the SEC compliance requirements.

Net loss for the year ended December 31, 2007 was $19,884 compared to a net loss of $8,348 for the year ended December 31, 2006. This loss represents an increase of $11,559 or138%. This loss is attributable to increased travel and exploratory costs and increased costs for SEC compliance.

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

During the fiscal years ended December 31, 2007 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2007 had $307,425 in cash or cash equivalents compared to $328,691 at December 31, 2006, an decrease of $21,266. This decrease is primarily attributed ongoing expenses exceeding interest income

Item 7. Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 8A. Controls and Procedures

(A) Our Chief Executive Officer/Chief Financial Officer, as of the date of the end of the period covered by this Form 10-KSB, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. In making this assessment, our Chief Executive Officer/Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(B) Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(C) Limitations on the Effectiveness of Controls

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

Identification of Directors and Executive Officers

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

Business Experience

Since 2005 Mr. Gianascio has been the owner and director of Green Park Corporation LLP, a London based financial advisory firm. Formerly he was CEO and Chairman of the Board of Givigest Fiduciaria S.A., a Swiss financial services company he co-founded in 1990. Until 2002 he was also a board member of III Intermediazioni Immobiliari Internazionali S.A., a real estate company; Until 2000 he was a board member of SCF Societa di Consulenza Finanziaria S.A., a Swiss private banking company and a board member of Zandano and Partners S.A., a Swiss financial consulting company. Mr. Gianascio holds a Masters Degree in Economics which he received from the University of Geneva, Switzerland and was a Fiduciario Finanziario within the state of Ticino, Switzerland. Prior to co-founding Givigest Fiduciaria S.A., Mr. Gianascio was employed within the banking and financial industries by Union Bank of Switzerland, Manufacturers Hanover (Suisse) S.A., and Chemical Bank (Suisse) S.A..

Presently, Mr. Villa is an owner, officer and director of RCF Research, Consulting & Forcasting SA, A swiss financial company based in Lugano, Switzerland. He is also a board member and partner of Gabrielli & Associati in Milan, Italy, a financial consulting company. In 1990 he co-founded Givigest Fiduciaria SA, a Swiss financial services company and in 1994 he co-founded SCF SA, a financial consulting firm offering asset management services, which was sold in 2001. He is a ‘Chartered Technical Analyst’ (CTA) qualified by US Market Technicians Association in New York,, as well as an authorised Financial & Commercial Fiduciary in the Swiss Canton of Ticino. Mr. Villa graduated in Economics at University of Geneva, Switzerland. Mr. Villa’s career started at Banca della Svizzera Italiana as currency option dealer, and then joined Soginvest Banca (CIAL Group) Mr. Villa is also Chairman of “Fondazione Settembre Onlus” and VP of “Homes for Hope” Charities.

Significant Employees.

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

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached hereto as Exhibit 99.1 to the 2003 10KSB of the Company.

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

The following table sets forth as of December 31, 2007, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

Item 10. Executive Compensation.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated

SUMMARY COMPENSATION TABLE

Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)
Name and Principal Position	Year or Period Ended	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock	Securities Underlying Options(#)	LTIP Payouts	All Other Compensation

Claudio Gianascio,	12/31/2007	0	0	0	0	0	0	0
Pres, Sec,	12/31/2006	0	0	0	0	0	0	0
Treas, Dir	12/31/2005	0	0	0	0	0	0	0

** Claudio Gianascio became an officer and director of the Company on September 1, 1999.

Option/SAR Grants in Last Fiscal Year
Individual Grants

Name	No. Of Sec. Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

NONE

Compensation of Directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on March 15, 2007, unless otherwise noted.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)
Claudio Gianascio	825,000	19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Comprehensive Ventures Inc. Ltd.	400,000	9.36%
Clinch’s House Lord Street
Douglas, Isle of Man
British Isles IM99 1RZ

Progressive Emerging Ventures Ltd.	400,000	9.36%
Suite 743, Europort
P.O. Box 629
Gibraltar

Capital One International SA	350,000	8.19%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama

Prestige Underwriters NV	350,000	8.19%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited	350,000	8.19%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

(1) Percentage is calculated upon the 4,269,950 shares outstanding.

Security Ownership of Management.

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)
Claudio Gianascio	825,000	19.32%
La Pleta de Sant Pere
El Tartar, Canillo, Andorra

Alfredo M. Villa	125,000	2.93%
Chelsea Court No. 2262
Triq 1-1M6HAZEL, Swiequi
Malta

All directors and executive officers as a group (2 people)	950,000	22.25%

(1) Percentage is calculated upon the 4,269,950 shares outstanding.

Changes in Control.

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see captions "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" under Item 5.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

NONE

Exhibits

Exhibit Number	Description*

3.1 *	Initial Articles of Incorporation,

3.2 *	Articles of Amendment to the Articles of Incorporation,

3.3 *	By-Laws

10.1 **	2000 non-Qualified Key Man Stock Option Plan

10.2 **	Form of Option Certificate delivered in connection with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1****	Code of Ethics

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco’s annual financial statement and review of financial statements included in Oranco’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,070 for fiscal year ended 2006 and $4,055 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco’s financial statements that are not reported above were $ -0- for fiscal years ended 2005 and 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2006 and $150.00 for fiscal year ended 2007.

All Other Fees

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

ORANCO, INC.

Date: March 24, 2008	By: S/ Claudio Gianascio
Claudio Gianascio
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 24, 2008	S/ Claudio Giansacio
Claudio Gianascio
President, Secretary,
Treasurer and Director

Date: March 24, 2008	S/ Alfredo M. Villa
Alfredo M. Villa
Director

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St, # 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Oranco, Inc.
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Oranco, Inc. (development stage company) at December 31, 2007 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2007, and 2006 and the period June 16, 1977 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. at December 31, 2007 and the results of operations, and cash flows for the years ended December 31, 2007 and 2006 and the period June 16, 1977 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

March 24, 2008
Salt Lake City, Utah	/s/ Madsen & Associates, CPA’s Inc.

ORANCO,  INC.
(Development Stage Company)
BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS

Cash	$307,425

Total Current Assets	$307,425

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$2,935

Total Current Liabilities	2,935

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270
Capital in excess of par value	349,898
Deficit accumulated during the development stage	(49,678)

Total Stockholders' Equity	304,490

$307,425

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
( Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years  Ended December 31, 2007,  and 2006 and the
Period June 16, 1977 (Date of Inception) to December 31, 2007

	Dec 31, 2007	Dec 31, 2006	Jun 16, 1977 to Dec 31, 2007

REVENUES	$-	$-	$-

EXPENSES

Administrative	27,346	15,737	190,564
Valuation adjustment- available-for-sale securities	-	-	30,401
	27,346	15,737	220,965

NET LOSS - from operations	(27,346)	(15,737)	(220,965)

INTEREST AND CONTRACT INCOME	7,462	7,389	171,287

NET LOSS	$(19,884)	$(8,348)	$(49,678)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic	4,269,950	4,269,950

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
( Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  June 16, 1977 (date of inception) to December 31, 2007

			Capital in Excess
	Common Stock		of Par	Accumulated
	Shares	Amount	Value	Deficit

Balance June 16, 1977 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash at $.034 - July 9, 1982	231,300	231	7,594	-
Issuance of common stock for cash at $.079 - November 12, 1982	143,650	144	11,199	-
Issuance of common stock for cash at $.025 December 12, 1983	40,000	40	960	-
Net operating loss for the year ended December 31, 1983	-	-	-	(20,168)
Issuance of common stock for cash at $.019 June 6, 1984	40,000	40	710	-
Net operating loss for the year ended December 31, 1984	-	-	-	(750)
Issuance of common stock for cash at $.019 January 15, 1985	40,000	40	710	-
Net operating loss for the year ended December 31, 1985	-	-	-	(750)
Issuance of common stock for cash at $.05 - May 16, 1997	200,000	200	9,800	-
Net operating loss for the year ended December 31, 1997	-	-	-	(2,290)
Net operating loss for the year ended December 31, 1998	-	-	-	(7,710)
Issuance of common stock for cash at $.05 - November 12, 1999	700,000	700	34,300	-
Net operating loss for the year ended December 31, 1999	-	-	-	(7,671)
Issuance of common stock for cash at $.10 - June and July 2000	2,500,000	2,500	247,500	-
Issuance of common stock for cash at $.10 - July 5, 2000	125,000	125	12,375	-
Net operating loss for the year ended December 31, 2000	-	-	-	(7,497)

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
Period  June 16, 1977 (date of inception) to December 31, 2007

			Capital in Excess
	Common Stock		of Par	Accumulated
	Shares	Amount	Value	Deficit

Net operating profit for the year ended December 31, 2001	-	-	-	11,247
Net operating profit for the year ended December 31, 2002	-	-	-	3,910
Net operating loss for the year ended December 31, 2003	-	-	-	(15,238)
Net operating loss for the year ended December 31, 2004	-	-	-	(7,927)
Issuance of common stock for cash at $.10 - March 2005	250,000	250	24,750	-
Net operating profit for the year ended December 31, 2005	-	-	-	33,398
Net operating loss for the year ended December 31, 2006	-	-	-	(8,348)

Balance December 31, 2006	4,269,950	4,270	349,898	(29,794)

Net operating loss for the year ended December 31, 2007	-	-	-	(19,884)

Balance December 31, 2007	4,269,950	$4,270	$349,898	$(49,678)

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2007, and 2006 and the
Period June 16, 1977 (Date  of  Inception) to December 31, 2007

			Jun 16, 1977
	Dec 31,	Dec 31,	to Dec 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(19,884)	$(8,348)	$(49,678)
Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts payable	(1,382)	1,945	2,935

Net Change in Cash from Operations	(21,266)	(6,403)	(46,743)

CASH FLOWS FROM INVESTING ACTIVITIES

Net changes in long term note receivable	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(21,266)	(6,403)	307,425

Cash at Beginning of Period	328,691	335,094	-

Cash at End of Period	$307,425	$328,691	$307,425

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

On December 31, 2007 the Company had a net operating loss available for carryforward of $ 49,678. The tax benefit of approximately $ 15,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2018 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

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
December 31, 2007

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.