Form 10QSB
period 2008-03-31
ORANCO INC
filed 2008-05-15
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________
Commission File number 000-28181

ORANCO  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 East 4800 South Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

801-272-9294
Registrant’s telephone number, including area code

__________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  Yes [x ]  No [  ] and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [ X ]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of May 9, 2008
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets March 31, 2008 and December 31, 2007	4

	Statements of Operations For the three months ended March 31, 2008 and 2007 and the period September 16, 1977 to March 31, 2008	5

	Statements of Cash Flows For the three months ended March 31, 2008 and 2007 and the period June 16, 1977 to March 31, 2008	6

	Notes to Financial Statements	7

ITEM 2.	Plan of Operations	10

ITEM 3.	Controls and Procedures	11

PART II

ITEM 6.	Exhibits and Reports on Form 8-K	12

	Signatures	12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  ( development stage company)  at March 31, 2008 and December 31, 2007, and the related  statements of operations, and cash flows, for the three months ended March 31, 2008 and 2007 and the period June 16, 1977 to March 31, 2008,  have been prepared by the Company’s management  in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended March 31, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS
March 31, 2008 and December 31, 2007

	(unaudited)
	Mar 31,	Dec 31,
	2008	2007
ASSETS
CURRENT ASSETS

Cash	$305,872	$307,425

Total Current Assets	$305,872	$307,425

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$2,910	$2,935

Total Current Liabilities	2,910	2,935

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value;
4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(51,206)	(49,678)

Total Stockholders' Equity	302,962	304,490
	$305,872	$307,425

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS - unaudited
For the Three Months  Ended March 31, 2008,  and 2007 and the
Period June 16, 1977 (Date of Inception) to March 31, 2008

	Mar 31,	Mar 31,	Jun 16, 1977 to
	2008	2007	Mar 31, 2008

REVENUES	$-0-	$-0-	$-0-

EXPENSES

Administrative	3,430	3,332	193,994
Valuation adjustment- available-for-securities	-	-	30,401
	3,430	3,332	224,395

NET LOSS FROM OPERATIONS	(3,430)	(3,332)	(224,395)

Interest and Contract Income	1,902	1,818	173,189

NET LOSS	$(1528)	$(1,514)	$(51,206)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic	4,269,950	4,269,950

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company) STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2008, and 2007 and the
Period June 16, 1977 (Date  of  Inception) to March 31, 2008

			Jun 16, 1977
	Mar 31,	Mar 31,	to Mar 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(1,528)	$(1,514)	$(51,206)
Adjustments to reconcile net loss to net cash provided by operating activities

Change in accounts payable	(25)	(1,028)	2,910

Net Change in Cash from Operations	(1,553)	(2,542)	(48,296)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on note receivable	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(1,553)	(2,542)	305,872

Cash at Beginning of Period	307,425	328,691	-

Cash at End of Period	$305,872	$326,149	$305,872

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

On March 31, 2008 the Company  had a net operating loss available for carryforward of $51,206.  The tax benefit of approximately $15,362 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started  operations.  The net operating loss will expire starting in 2018 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the cash is maintained  in banks over  the  insured amounts of $100,000, however they are considered to be in banks of high quality.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the  exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

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
March 31, 2008

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

Quarter ended March 31, 2008 compared to Quarter ended March 31, 2007

Revenues for the quarter ended March 31, 2008 were $1,902 compared to $1,818 for the quarter ended March 31, 2007 a increase of $84or 24.6%.

Expenses for the quarter ended  March 31, 2008 were $3,430 compared to $3,332 for the quarter ended March 31, 2007. This represents an increase of $98 or 2.9% and is attributable to minimally increased administrative costs such as accounting, legal, and Edgar filings.

Net loss for the quarter ended March 31, 2008 was $1,528 compared to a net loss of $1,514 for the quarter ended March 31, 2007.  The represents a decrease of $14. This was attributable to increased costs as discussed above.

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

During the quarter ended March 31, 2008 the Company has been able to pay its expenses and costs through it cash on hand. As of March 31, 2008 the Company had $305,872 in cash or cash equivalents compared to $307,425 at December 31, 2007, a decrease of $2,553. This was attributable to decreased revenues and ongoing expenses.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer/Chief Financial Officer, as of the date of the end of the period covered by this Form 10-QSB,  conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. In making this assessment, our Chief Executive Officer/Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oranco, Inc.
[Registrant]

/s/ Claudio Gianascio
Claudio Gianascio- President, Sec, Treas
Dated May 14, 2008