Form 10-Q
period 2008-06-30
ORANCO INC
filed 2008-08-04
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File number 000-28181

ORANCO,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 E. 4800 South, Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

801-272-9294
Registrant=s telephone number, including area code

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of June 30, 2008
Common Stock, $0.001	4,269,950

INDEX

Page Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets	5
	June 30, 2008 and December 31, 2007
	Statements of Operations
	For the three and six months ended June 30, 2008 and 2007	6
	and the period September 16, 1977 to June 30, 2008
	Statements of Cash Flows
	For the six months ended June 30, 2008 and 2007	7
	and the period September 16, 1977 to June 30, 2008
	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4T.	Controls and Procedures	12

PART II.

ITEM 6.	Exhibits and Reports on 8K	13

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company)  at June 30, 2008 and December 31, 2007, and the related  statement of operations for the three and six months and the statement of cash flows for the six months,  ended June 30, 2008 and 2007 and the period June 16, 1977 to June 30, 2008 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended June 30, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

ORANCO,  INC.
(Development Stage Company)
BALANCE SHEETS
June 30, 2008 and December 31, 2007

	(unaudited)
	Jun 30,	Dec 31,
	2008	2007
ASSETS
CURRENT ASSETS

Cash	$291,564	$307,425

Total Current Assets	$291,564	$307,425

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$-	$2,935

Total Current Liabilities	-	2,935

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(62,604)	(49,678)

Total Stockholders' Equity	291,564	304,490
	$291,564	$307,425

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS - unaudited
      For the Three and Six Months  Ended June 30, 2008,  and 2007 and the
   Period June 16, 1977 (Date of Inception) to June 30, 2008

	Three Months		Six Months

	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jun 16, 1977 to
	2008	2007	2008	2007	Jun 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	13,241	3,716	16,671	6,748	207,235
Valuation adjustment -
available-for sale-securities	-	-	-	-	30,401

NET LOSS FROM OPERATIONS	(13,241)	(3,716)	(16,671)	(6,748)	(237,636)

Interest and contract income	1,843	1,801	3,745	3,319	175,032

NET LOSS	$(11,398)	$(1,915)	$(12,926)	$(3,429)	$(62,604)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	4,270	4,270	4,270	4,270

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Six Months Ended June 30, 2008, and 2007 and the
Period June 16, 1977 (Date  of  Inception) to June 30, 2008

			Jun 16, 1977
	Jun 30,	Jun 30,	to Jun 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(12,926)	$(3,429)	$(62,604)
Adjustments to reconcile net loss to
net cash provided by operating activities

Change in accounts payable	(2,935)	(4,317)

Net Change in Cash from Operations	(15,861)	(7,746)	(62,604)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(15,861)	(7,746)	291,564

Cash at Beginning of Period	307,425	328,691	-

Cash at End of Period	$291,564	$320,945	$291,564

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

On June 30, 2008 the Company had a net operating loss available for carryforward of $62,604.  The tax benefit of approximately $19,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations.  The net operating loss will expire starting in 2018 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the cash is maintained in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008

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
June 30, 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations

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

Results of Operations.

Other than restoring and maintaining its good  corporate  standing in the State  of  Nevada,  obtaining an audit of the Company’s financial statements, submitting the Company’s common stock for quotation on the NASD OTC Bulleting Board, the filing of  a Form 10 Registration, the completion of a private placement, and a loan and funding of a claim by Air Packaging Technologies, Inc. Against 3M corporation, the Company has had no material business operations in the two most recent calendar years.

Three and Six Month Period Ended June 30, 2008 and 2007

The Company did not generate any revenue during the three and six months ended June 30, 2008 and 2007.

General and administrative expenses were $13,241 for the three months and $16,671 for the six months ended June 30, 2008, compared to general and administrative expenses of $3,716 and $6,748, respectively, for the same period in 2007.  Interest income was $1,843 for the three months and $3,745 for the six months ended June 30, 2008 compared to $1,801 and $ 3,319, respectively, for the same period in 2007. Expenses were largely due to accounting, legal, other professional costs, and increased travel costs. As a result of the foregoing, the Company realized net losses of $11,398 for the three months and $12,926 for the six months ended June 30, 2008 compared to $1,915 and $3,429, respectively, for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports, as well as increased travel costs incurred in the evaluation of investment opportunities.

Liquidity and Capital Resources

At June 30, 2008, assets consisted of $291,564 in cash.  As of that date the Company had no outstanding Liabilities.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ORANCO, Inc.
[Registrant]

S/ Claudio Gianascio
President & Treasurer
July 31, 2008