Form 10KSB/A
period 2007-12-31
ORANCO INC
filed 2008-08-14
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Amendment No. 1)
FORM 10-KSB/A

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

1981 E Murray Holliday Rd
Salt Lake City, Utah 84117
(Address of Principal Executive Offices)
Issuer's Telephone Number: (801-272-9294)

1981 East 4800 South, Suite 110
Salt Lake City, Utah 84117

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

March 15, 2008
4,269,950

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or c) under the Securities Act of 1933: None

Explanatory Note

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 24, 2008.  We are amending and restating the following items in this Amendment No. 1:

(i) Part II. Item 8A. Controls and Procedures
(ii) Part III. Item 13. Exhibits
(iii) Signatures
(iv) Exhibit Index

ITEM 8A.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007.  Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date.  We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 13.	EXHIBIT LIST AND REPORTS ON FORM 8-K

Exhibit
Number	Description*

3.1 *	Initial Articles of Incorporation,

3.2 *	Articles of Amendment to the Articles of Incorporation,

3.3 *	By-Laws

10.1 **	2000 non-Qualified Key Man Stock Option Plan

10.2 **	Form of Option Certificate delivered in connection with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1****	Code of Ethics

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

ORANCO, INC.

Date: August 12, 2008	By: S/ Claudio Gianascio
Claudio Gianascio
President, Secretary, Treasurer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: August 12, 2008	S/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

Date: August 12, 2008	S/ Alfredo M. Villa
Alfredo M. Villa
Director