Form 10KSB/A
period 2007-12-31
ORANCO INC
filed 2008-09-29
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Amendment No.3)
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

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 3 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 24, 2008. We are amending and restating the following items in this Amendment No. 3:

(i) Part II. Item 8A. Controls and Procedures
(ii) Part III. Item 13. Exhibits
(iii) Signatures
(iv) Exhibit Index

ITEM 8A.       CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls and procedures were not effective because we did not include a report on internal control over financial reporting in our Form 10KSB for the fiscal year ending December 31, 2008.  Management has recognized this deficiency in its disclosure controls and procedures and has instituted a procedure whereby the personnel involved in the preparation of the annual report will review each future annual report to determine whether the report on internal control over financial reporting is included. In addition, we are amending herewith the December 31, 2007 annual report to include such report.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007. However, subsequent to such evaluation, it was brought to the attention of Management that, although our internal control over financial reporting is effective,  our disclosure controls and procedures were not effective as discussed above.

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

4

ITEM 13.	EXHIBIT LIST AND REPORTS ON FORM 8-K

Exhibit
Number	Description*

3.1 *	Initial Articles of Incorporation,

3.2 *	Articles of Amendment to the Articles of Incorporation,

3.3 *	By-Laws

10.1 **	2000 non-Qualified Key Man Stock Option Plan

10.2 **	Form of Option Certificate delivered in connection with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1 ****	Code of Ethics

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

5

SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange  Act of 1934,  the  Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: September 27, 2008	By: S/ Claudio Gianascio___________
Claudio Gianascio
President, Secretary, Treasurer and Director

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: September 27, 2008	S/Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

Date: September 27, 2008	S/ Alfredo M Villa
Alfredo M. Villa
Director

6