Form 10-Q
period 2008-09-30
ORANCO INC
filed 2008-11-12
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2008

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to _________
Commission File number  000-28181

ORANCO,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1981 E. Murray Holladay Rd, Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

702-583-7248
Registrant=s telephone number, including area code

1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of September 30, 2008
Common Stock, $0.001	4,269,950

INDEX

			Page
			Number
PART I.

	ITEM 1.	Financial Statements (unaudited)	4

		Balance Sheets	5
		September 30, 2008 and December 31, 2007

		Statements of Operations
		For the three and nine months ended Sept. 30, 2008 and 2007	6
		and the period September 16, 1977 to September 30, 2008

		Statements of Cash Flows
		For the nine months ended Sept. 30, 2008 and 2007	7
		and the period September 16, 1977 to September 30, 2008

		Notes to Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	11

	ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	12

	ITEM 4T.	Controls and Procedures	12

PART II.

	ITEM 6.	Exhibits and Reports on 8K	13

	Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company)  at September 30, 2008 and December 31, 2007, and the related  statement of operations for the three and nine months and the statement of cash flows for the nine months,  ended Sept 30, 2008 and 2007 and the period June 16, 1977 to Sept. 30, 2008 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended September 30, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

ORANCO,  INC.
( Development Stage Company)
BALANCE SHEETS
September 30, 2008 and December 31, 2007

	(unaudited)
	Sept 30,	Dec 31,
	2008	2007
ASSETS
CURRENT ASSETS

Cash	$90,698	$307,425
Note receivable	200,000	-
Accrued interest receivable	1,666	-

Total Current Assets	$292,364	$307,425

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$4,280	$2,935

Total Current Liabilities	4,280	2,935

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $.001 par value;
4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(66,084)	(49,678)

Total Stockholders' Equity	288,084	304,490
	$292,364	$307,425

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
( Development Stage Company)
STATEMENTS OF OPERATIONS - unaudited
For the Three and Nine Months  Ended September 30, 2008,  and 2007 and the
Period June 16, 1977 (Date of Inception) to September 30, 2008

	Three Months		Nine Months

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Jun 16, 1977 to
	2008	2007	2008	2007	Sept 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	5,941	16,464	22,612	23,212	213,176
Valuation adjustment -
available-for sale-securities	-	-	-	-	30,401

NET LOSS FROM OPERATIONS	(5,941)	(16,464)	(22,612)	(23,212)	(243,577)

Interest and contract income	2,461	1,872	6,206	5,191	177,493

NET LOSS	$(3,480)	$(14,592)	$(16,406)	$(18,021)	$(66,084)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	4,270	4,270	4,270	4,270

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended September 30, 2008, and 2007 and the
Period June 16, 1977 (Date  of  Inception) to September 30, 2008

			Jun 16, 1977
	Sept 30,	Sept 30,	to Sept 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(16,406)	$(18,021)	$(66,084)
Adjustments to reconcile net loss to net cash provided by operating activities
Accrued interest receivable	(1,666)	-	(1,666)
Change in accounts payable	1,345	(4,317)	4,280

Net Change in Cash from Operations	(16,727)	(22,338)	(63,470)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances made for note receivable	(200,000)	-	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(216,727)	(22,338)	90,698

Cash at Beginning of Period	307,425	328,691	-

Cash at End of Period	$90,698	$306,353	$90,698

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

On September 30, 2008 the Company  had a net operating loss available for carryforward of $66,084.  The tax benefit of approximately $20,000 from the carryforward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started  operations.  The net operating loss will expire starting in 2018 through 2029.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except for advances made for a note receivable of $200,000, however the company considers the note to be adequately secured by guarantees.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008

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
September 30, 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will  have a material impact on its  financial statements.

3.  NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable for $200,000 which is due December 31, 2008 with interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.

4  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

Three and Nine Month Period Ended Sept. 30, 2008 and 2007

The Company did not generate any revenue during the three and nine months ended September 30, 2008 and 2007.

General and administrative expenses were $5,941 for the three months and $22,612 for the nine months ended Sept. 30, 2008, compared to general and administrative expenses of $16,406 and $23,212, respectively, for the same period in 2007.  Interest income was $2,461 for the three months and $6,206 for the nine months ended Sept. 30, 2008 compared to $1,872 and $ 5,191, respectively, for the same period in 2007. Expenses were largely due to accounting, legal, other professional costs, increased travel costs, and timing issues. As a result of the foregoing, the Company realized net losses of $3,480 for the three months and $16,406 for the nine months ended Sept. 30, 2008 compared to $14,592 and $18,021, respectively, for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports, as well as increased travel costs incurred in the evaluation of investment opportunities, together with in timing differences from year to year.

Liquidity and Capital Resources

At Sept. 30, 2008, assets consisted of $90, 698 in cash and $201,666 in short term notes receivable and accrued interest.  As of that date the Company had no outstanding Liabilities, other than accounts payable amounting to $4,280.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter,  September 30, 2008, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2008) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 10, 2008