Form 10-K
period 2008-12-31
ORANCO INC
filed 2009-03-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Issuer's Telephone Number: (702) 583-7248

(Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:  None
Securities Registered under Section 12(g) of the Exchange Act:   Common

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes  [   ]  No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [X]  No [  ]

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

At March 1, 2009, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 1, 2009
4,269,950

DOCUMENTS INCORPORATED BY REFERENCE

 List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or 8) under the Securities Act of 1933: None

TABLE OF CONTENTS

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

Number of Employees.

None.

Item 2.  Description of Property.

The Company has no assets, property or business; its principal executive office address is the business office address of its transfer agent, Interwest Transfer Co., Inc., and is currently provided at no cost.  Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission.  These activities have consumed an insubstantial amount of management's time.

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

Holders

The number of record holders of the Company's common stock as of the date of this Report is approximately 40.

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

Securities authorized for issuance under equity compensation plans.

None

Item 6. Selected Financial Data

Not required to be filed

Item 7.  Management's Discussion and Analysis or Plan of Operation.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.  As of December 31, 2008, it had $89,537 in cash or cash equivalents.  Management believes that these funds are sufficient to cover its cash needs for the next 12 months.  If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company.  Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues, Including Interest, for the year ended December 31, 2008 were $8,830 compared to $7,462 for the year ended December 31, 2007, a 18% increase, which is primarily attributable to increased interest income.

Expenses for the year ended December 31, 2008 were $24,981 compared to $27,346 for the year ended December 31, 2007.  This represents a decrease of $2,365 or 8.6% and is attributable to a decrease in travel and exploratory costs.

Net loss for the year ended December 31, 2008 was $16,151 compared to a net loss of $18,884 for the year ended December 31, 2007.  This loss represents a decrease of $3,693 or18.6%.  This loss is attributable to decreased travel and exploratory costs and increased interest income.

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

During the fiscal years ended December 31, 2008 the Company has been able to pay its expenses and costs through it cash on hand.  As of December 31, 2008 had $89,537 in cash or cash equivalents compared to $307,425 at December 31, 2007, an decrease of 217,888.  This decrease is primarily attributed to ongoing expenses exceeding interest income and investment of $200,000 in a 6 month note receivable

Item 8.  Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9a.  Controls and procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008.  Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.  However, subsequent to such evaluation, it was brought to the attention of Management that, although our internal control over financial reporting is effective, our disclosure controls and procedures were not effective as discussed above.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

Presently, Mr. Villa is an owner, officer and director of RCF Research, Consulting & Forcasting SA, A swiss financial company based in Lugano, Switzerland and, since 2008, president and CEO of Moggle Inc. (OTC BB MMOG).  He is also a board member and partner of Gabrielli & Associati in Milan, Italy, a financial consulting company.  In 1990 he co-founded Givigest Fiduciaria SA, a Swiss financial services company and in 1994 he co-founded SCF SA, a financial consulting firm offering asset management services, which was sold in 2001.  He is a ‘Chartered Technical Analyst’ (CTA) qualified by US Market Technicians Association in New York,, as well as an authorized Financial & Commercial Fiduciary in the Swiss Canton of Ticino.  Mr. Villa graduated in Economics at University of Geneva, Switzerland.  Mr. Villa’s career started at Banca della Svizzera Italiana as currency option dealer, and then joined Soginvest Banca (CIAL Group) Mr. Villa is also Chairman of “Fondazione Settembre Onlus” and VP of “Homes for Hope” Charities.

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

Nominating Committee

We have not established a Nominating Committee because, due to our development of operations and the fact that we only have two directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

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

The following table sets forth as of December 31, 2008, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated

SUMMARY COMPENSATION TABLE
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and	Year or			Other		Securities		All
Principal	Period	Salary	Bonus	Annual	Restricted	Underlying	LTIP	Other
Position	Ended	($)	($)	Compen	Stock	Options(#)	Payouts	Compensat'n

Claudio
Gianascio,	12/31/2008	0	0	0	0	0	0	0
Pres, Sec,	12/31/2007	0	0	0	0	0	0	0
Treas, Dir	12/31/2006	0	0	0	0	0	0	0

** Claudio Gianascio became an officer and director of the Company on September 1, 1999.

Option/SAR Grants in Last Fiscal Year
Individual Grants

	No. Of Sec.	% of Total
	Underlying	Options/SARs
	Options/	Granted to	Exercise
	SARs	Employees	or Base
	Granted	In Fiscal	Price	Expiration
Name	(#)	Year	($/Sh)	Date

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on March 1, 2009, unless otherwise noted.

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
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

1. Percentage is calculated upon the 4,269,950 shares outstanding.

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

Item 13. Certain Relationships and Related Transactions.

Transactions with Management and Others.

None.  We have no undisclosed related transactions.

Resolving conflicts of interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors.  Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director independence

We do not have any independent directors serving on our board of directors.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco’s annual financial statement and review of financial statements included in Oranco’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,070 for fiscal year ended 2008 and $4,055 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco’s financial statements that are not reported above were $ -0- for fiscal years ended 2008 and 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2008 and $150.00 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2008 and 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

Item 15. Exhibits and Reports on Form 8-K.

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

ORANCO, INC.

Date: March 9, 2009	By:S/ Claudio Gianascio
Claudio Gianascio
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 9, 2009	S/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

Date: March 9, 2009	S/ Alfredo M Villa
Alfredo M. Villa
Director

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St, # 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Oranco, Inc.
Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Oranco, Inc.  ( development stage company) at December 31, 2008 and 2007 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2008, and 2007 and the period June 16, 1977 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc.  at December 31, 2008 and 2007 and the results of operations, and cash flows for the years ended December 31, 2008 and 2007 and the period June 16, 1977 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

February 27, 2009
Salt Lake City, Utah	/s/ Madsen & Associates, CPA’s Inc.

ORANCO,  INC.
(Development Stage Company)
BALANCE SHEETS
December 31, 2008 and 2007

	Dec 31,	Dec 31,
	2008	2007
ASSETS
CURRENT ASSETS

Cash	$89,537	$307,425
Note receivable	200,000	-

Total Current Assets	$289,537	$307,425

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$1,198	$2,935

Total Current Liabilities	1,198	2,935

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(65,829)	(49,678)

Total Stockholders' Equity	288,339	304,490

	$289,537	$307,425

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Years  Ended December 31, 2008,  and 2007 and the
Period June 16, 1977 (Date of Inception) to December 31, 2008

	2008	2007	Dec 31, 2008

REVENUES	$-	$-	$-

EXPENSES

Administrative	24,981	27,346	215,545
Valuation adjustment- available-for-sale securities	-	-	30,401
	24,,981	27,346	245,946

NET LOSS FROM OPERATIONS	(24,981)	(27,346)	(245,946)

Interest and contract income	8,830	7,462	180,117

NET LOSS	$(16,151)	$(19,884)	$(65,829)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic	4,269,950	4,269,950

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  June 16, 1977 (date of inception) to December 31, 2008

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance June 16, 1977 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash at $.034 -
July 9, 1982	231,300	231	7,594	-
Issuance of common stock for cash at $.079 -
November 12, 1982	143,650	144	11,199	-
Issuance of common stock for cash at $.025
December 12, 1983	40,000	40	960	-
Net operating loss for the year ended
December 31, 1983	-	-	-	(20,168)
Issuance of common stock for cash at $.019
June 6, 1984	40,000	40	710	-
Net operating loss for the year ended
December 31, 1984	-	-	-	(750)
Issuance of common stock for cash at $.019
January 15, 1985	40,000	40	710	-
Net operating loss for the year ended
December 31, 1985	-	-	-	(750)
Issuance of common stock for cash at $.05 -
May 16, 1997	200,000	200	9,800	-
Net operating loss for the year ended
December 31, 1997	-	-	-	(2,290)
Net operating loss for the year ended
December 31, 1998	-	-	-	(7,710)
Issuance of common stock for cash
at $.05 - November 12, 1999	700,000	700	34,300	-
Net operating loss for the year
ended December 31, 1999	-	-	-	(7,671)
Issuance of common stock for cash
at $.10 - June and July 2000	2,500,000	2,500	247,500	-
Issuance of common stock for cash
at $.10 - July 5, 2000	125,000	125	12,375	-
Net operating loss for the year
ended December 31, 2000	-	-	-	(7,497)
Net operating profit for the year
ended December 31, 2001	-	-	-	11,247
Net operating profit for the year
ended December 31, 2002	-	-	-	3,910

ORANCO,  INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
Period  June 16, 1977 (date of inception) to December 31, 2008

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Net operating loss for the year
ended December 31, 2003	-	-	-	(15,238)
Net operating loss for the year
ended December 31, 2004	-	-	-	(7,927)
Issuance of common stock for cash
at $.10 - March 2005	250,000	250	24,750	-
Net operating profit for the year
ended December 31, 2005	-	-	-	33,398
Net operating loss for the year
ended December 31, 2006	-	-	-	(8,348)
Net operating loss for the year
ended December 31, 2007	-	-	-	(19,884)

Balance December 31, 2007	4,269,950	4,270	349,898	(49,678)

Net operating loss for the year
ended December 31, 2008	-	-	-	(16,151)

Balance December 31, 2008	4,269,950	$4,270	$349,898	$(65,829)

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008, and 2007 and the
Period June 16, 1977 (Date  of  Inception) to December 31, 2008

			Jun 16, 1977
	Dec 31,	Dec 31,	to Dec 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(16,151)	$(19,884)	$(65,829)

Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts payable	(1,737)	(1,382)	1,198

Net Change in Cash from Operations	(17,888)	(21,266)	(64,631)

CASH FLOWS FROM INVESTINGACTIVITIES

Changes note receivable	(200,000)	-	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(217,888)	(21,266)	89,537

Cash at Beginning of Period	307,425	328,691	-

Cash at End of Period	89,537	$307,425	$89,537

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

On December 31, 2008 the Company had a net operating loss available for carryforward of $65,829.  The tax benefit of approximately $20,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2018 through 2029.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash  in banks over  the  insured amounts of $100,000, however they are considered to be in banks of high  quality.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2008

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
December 31, 2008

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable for $200,000 which is due December 31, 2008 ( extended to June 30, 2009) with  interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.  Accrued interest has been received through December 31, 2008.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.