Form 10-Q
period 2009-03-31
ORANCO INC
filed 2009-04-29
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2009

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File number               00-28181

                         ORANCO,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 E. Murray Holladay Rd, Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of March 31, 2009
Common Stock, $0.001	4,269,950

INDEX

			Page
			Number
PART I.

	ITEM 1.	Financial Statements (unaudited)	4

		Balance Sheets
		March 31, 2009 and December 31, 2008	5

		Statements of Operations
		For the three months ended March 31, 2009 and 2008 and the period September 16, 1977 to March 31, 2009	6

		Statements of Cash Flows
		For the three months ended March 31, 2009 and 2008 and the period September 16, 1977 to March 31, 2009	7

		Notes to Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	12

	ITEM 4T.	Controls and Procedures	12

PART II.

	ITEM 6.	Exhibits and Reports on 8K	12

	Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company)  at March 31, 2009 and December 31, 2008, and the related  statement of operations for the three months and the statement of cash flows for the three months,  ended March 31, 2009 and 2008 and the period June 16, 1977 to March 31, 2009 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended March 31, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

ORANCO,  INC.
(Development Stage Company)
BALANCE SHEETS
March  31, 2009 and December 31,  2008

	Mar 31,	Dec 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$84,512	$89,537
Note receivable	202,342	200,000

Total Current Assets	$286,854	$289,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$180	$1,198

Total Current Liabilities	180	1,198

STOCKHOLDERS' EQUITY

Common stock 100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(67,494)	(65,829)

Total Stockholders' Equity	286,674	288,339

	$286,674	$289,537

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months  Ended March 31, 2009,  and 2008 and the
Period June 16, 1977 (Date of Inception) to March 31, 2009

	Mar 31,	Mar 31,	Jun 16, 1977 to
	2009	2008	Mar 31, 2009

REVENUES	$-	$-	$-

EXPENSES

Administrative	4,191	3,430	219,736
Valuation adjustment- available-for-sale securities	-	-	30,401
	4,191	3,430	250,137

NET LOSS FROM OPERATIONS	(4,011)	(3,430)	(249,957)

Interest and contract income	2,526	1,902	182,676

NET LOSS	$(1,665)	$(1,528)	$(67,494)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic	4,269,950	4,269,950

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009, and 2008 and the
Period June 16, 1977 (Date  of  Inception) to March 31, 2009

			Jun 16, 1977
	Mar 31,	Mar 31,	to Mar 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(1,665)	$(1,528)	$(67,494)

Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts payable	(1,018)	(25)	(180)

Net Change in Cash from Operations	(2,683)	(1,553)	(67,674)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes in note receivable	(2,342)	-	(202,342)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(5,025)	(1,553)	84,512

Cash at Beginning of Period	89,537	307,425	-

Cash at End of Period	$84,512	$305,872	$84,512

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

On December 31, 2008 the Company had a net operating loss available for carryforward of $67,281.  The tax benefit of approximately $20,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2018 through 2030.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $ 250,000, however they are considered to be in banks of high quality.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009

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

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009

3.   NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable of $200,000 which is due June 30, 2009 with interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.  Interest has been received through December 31, 2008 and accrued though March 31, 2009.

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

Three Month Period Ended March 31, 2009 and 2008

The Company did not generate any revenue during the three and nine months ended March 31, 2009 and 2008. It has interest income, both paid and accrued of $2,526.

General and administrative expenses were $4,191 for the three months ended March 31, 2009, compared to general and administrative expenses of $3,430 for the same period in 2008. Interest income was $2,526 for the three months ended March 31, 2009 compared to $1,902 for the same period in 2008. Expenses were largely due to accounting, legal, other professional costs, and timing issues. As a result of the foregoing, the Company realized net losses of $4,011 for the three months ended March 31, 2009 compared to $3,430 for the same period in 2008.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports, together with in timing differences from year to year.

Liquidity and Capital Resources

At March 31, 2009, assets consisted of $84,512 in cash and 202,342 in short term notes receivable and accrued interest.  As of that date the Company had no outstanding Liabilities, other than accounts payable amounting to $180.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2009, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2009) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
April 29, 2009