Form 10-Q
period 2009-06-30
ORANCO INC
filed 2009-08-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2009

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________
Commission File number            000-28181

ORANCO,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of Employer incorporation or organization)	(I.R.S.Identification No.)

1981 E. Murray Holladay Rd, Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

702-583-7248
Registrant=s telephone number, including area code

________________________________________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of June 30, 2009
Common Stock, $0.001	4,269,950

INDEX

			Page
			Number
PART I.

	ITEM 1	Financial Statements (unaudited)	4

		Balance Sheets
		June 30, 2009 and December 31, 2008	5

		Statements of Operations
		For the three and six months ended June 30, 2009 and 2008 and the period September 16, 1977 to June 30, 2009	6

		Statements of Cash Flows
		For the six months ended June 30, 2009 and 2008 and the period September 16, 1977 to June 30, 2009	7

		Notes to Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	11

	ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	12

	ITEM 4T.	Controls and Procedures	12

PART II.

	ITEM 6.	Exhibits and Reports on 8K	13

	Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company)  at June 30, 2009 and December 31, 2008, and the related  statement of operations for the three and six months and the statement of cash flows for the six months,  ended June 30, 2009 and 2008 and the period June 16, 1977 to June 30, 2009 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended June 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

ORANCO,  INC.
( Development Stage Company)
BALANCE SHEETS
June  30, 2009 and December 31,  2008

	Jun 30, 2009	Dec 31, 2008
ASSETS
CURRENT ASSETS

Cash	$88,279	$89,537
Note receivable	200,000	200,000

Total Current Assets	$288,279	$289,537

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$-	$1,198

Total Current Liabilities	-	1,198

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value;
4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(65,889)	(65,829)

Total Stockholders' Equity	288,279	288,339
	$288,279	$289,537

 The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six  Months  Ended June 30, 2009,  and 2008 and the
Period June 16, 1977 (Date of Inception) to June 30, 2009

	Three Months		Six Months

	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jun 16, 1977 to
	2009	2008	2009	2008	Jun 30, 2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	905	13,241	5,096	16,671	220,641
Valuation adjustment - available-for-securities	-		-	-	30,401
	905	13,241	5,096	16,671	251,042

NET LOSS FROM OPERATIONS	(905)	(13,241)	(5,096)	(16,671)	(251,042)

Interest and contract income	2,510	1,843	5,036	3,745	185,153

NET PROFIT (LOSS)	$1,605	$(11,398)	$(60)	$(12,926)	$(65,889)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	4,270	4,270	4,270	4,270

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009, and 2008 and the
Period June 16, 1977 (Date  of  Inception) to June 30, 2009

			Jun 16, 1977
	Jun 30,	Jun 30,	to Jun 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(60)	$(12,926)	$(65,889)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts payable	(1,198)	(2,935)	-

Net Change in Cash from Operations	(1,258)	(15,861)	(65,889)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes note receivable	-	-	(200,000)

CASH FLOWS FROM FINANCINGACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(1,258)	(15,861)	88,279

Cash at Beginning of Period	89,537	307,425	-

Cash at End of Period	$88,279	$291,564	$88,279

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

On June 30, 2009  the Company  had a net operating loss available for carryforward of $65,889.  The tax benefit of approximately $19,800 from the carryforward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2018 through 2030.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
June 30, 2009

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable of $200,000 which is due  June 30, 2009, extended to December 31, 2009, with  interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.  Interest has been received through June 30, 2009.

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

Three  and Six Month Period Ended June 30, 2009 and 2008

The Company did not generate any revenue during the three and six months ended June 30, 2009 and 2008. It has interest income, both paid and accrued, of $2,510 and $5,036, respectively.

General and administrative expenses were $905 for the three months  and $5,096 for the six months  ended June 30, 2009, compared to general and administrative expenses of $13,241 and $16,571 for the same period in 2008.  Interest income was $2,526 for the three months and $5,036 for the six months ended June 30, 2009 compared to $1,843 and $3,745 for the same period in 2008. Expenses were largely due to accounting, legal, other professional costs, and timing issues. As a result of the foregoing, the Company realized  a net profit of $1,605 for the three months and a net loss of $60 for the six months ended June 30, 2009 compared to a net loss of $11,398 and $ 12,926 for the same period in 2008.  This was attributable to increased interest income and reduced administrative expenses.

Liquidity and Capital Resources

At June 30, 2009, assets consisted of $88,279 in cash and 200,000 in short term notes receivable. As of that date the Company had no outstanding Liabilities.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2009, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2009) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 10, 2009