Form 10-Q
period 2009-09-30
ORANCO INC
filed 2009-10-30
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of September 30, 2009
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets
	September 30, 2009 and December 31, 2008	4

	Statements of Operations
	For the three and nine months ended September 30, 2009 and 2008 and the period June 16, 1977 to September 30, 2009	5

	Statements of Cash Flows
	For the nine months ended September 30, 2009 and 2008 and the period June 16, 1977 to September 30, 2009	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	11

ITEM 4T.	Controls and Procedures	11

PART II.

ITEM 6.	Exhibits and Reports on 8K	12

Signatures		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company)  at September 30, 2009 and December 31, 2008, and the related  statement of operations for the three and nine months and the statement of cash flows for the nine months,  ended September 30, 2009 and 2008 and the period June 16, 1977 to September 30, 2009 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended September 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

ORANCO,  INC.
( Development Stage Company)
BALANCE SHEETS
September  30, 2009 and December 31,  2008

	Sept 30,	Dec 31,
	2009	2008
ASSETS
CURRENT ASSETS

Cash	$84,759	$89,537
Note receivable	202,395	200,000

Total Current Assets	$287,154	$289,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$1,198

Total Current Liabilities	-	1,198

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(67,014)	(65,829)

Total Stockholders' Equity	287,154	288,339

	$287,154	$289,537

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
( Development Stage Company)
STATEMENT OF OPERATIONS

For the Three and Nine  Months  Ended September 30, 2009,  and 2008 and the
Period June 16, 1977 (Date of Inception) to September 30, 2009

	Three Months		Nine Months

	Sept 30	Sept 30,	Sept 30,	Sept 30,	Jun 16, 1977 to
	2009	2008	2009	2008	Sept 30, 2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	3,669	5,941	8,765	22,612	224,310
Valuation adjustment - available-for-securities	-		-	-	30,401
	3,669	5,941	8,765	22,612	254,711

NET LOSS FROM OPERATIONS	(3.669)	(5,941)	(8,765)	(22,612)	(254,711)

Interest and contract income	2,544	2,461	7,580	6,206	187,697

NET PROFIT (LOSS)	$(1,125)	$(3,480)	$(1,185)	$(16,406)	$(67,014)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	4,270	4,270	4,270	4,270

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
( Development Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009, and 2008 and the
Period June 16, 1977 (Date  of  Inception) to September 30, 2009

			Jun 16, 1977
	Sept 30,	Sept 30,	to Sept 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(1,185)	$(16,406)	$(67,014)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in interest receivable	(2,395)	(1,666)	(2, 395)
Changes in accounts payable	(1,198)	1,345	-

Net Change in Cash from Operations	(4,778)	(16,727)	(69,409)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes note receivable	-	(200,000)	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(4,778)	(216,727)	84,759

Cash at Beginning of Period	89,537	307,425	-

Cash at End of Period	$84,759	$90,698	$84,759

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

On September 30, 2009 the Company  had a net operating loss available for carryforward of $67,014.  The tax benefit of approximately $20,000 from the carryforward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2018 through 2030.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash  in banks over  the  insured amounts of $ 250,000, however they are considered to be in banks of high quality.

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009

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

ORANCO,  INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009

3.  NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable of $200,000 which is due June 30, 2009, extended to December 31, 2009, with interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.  Interest has been received or accrued through September 30, 2009.

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

Three  and Nine Month Period Ended September 30, 2009 and 2008

The Company did not generate any revenue during the three and nine months ended September 30, 2009 and 2008. It has interest income, both paid and accrued, of $2,544 and $7,580, respectively, for 2009 and $2,461 and $6,206, respectively, for 2008..

General and administrative expenses were $3,669 for the three months and $8,765 for the nine months  ended September 30, 2009, compared to general and administrative expenses of $5,941 and $22,612 for the same period in 2008. The reduction in expenses were largely due to timing issues and a reduction in travel expenses. As a result of the foregoing, the Company realized a net loss of $1,125 for the three months and a net loss of $1,185 for the nine months ended September 30, 2009 compared to a net loss of $3,480 and $ 16,406 for the same period in 2008.  This was attributable to increased interest income and reduced administrative expenses.

Liquidity and Capital Resources

At September 30, 2009, assets consisted of $84,759 in cash and $202,395 in short term notes receivable and accrued interest. As of that date the Company had no outstanding Liabilities.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2009, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2009) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
October 30, 2009