Form 10-K
period 2009-12-31
ORANCO INC
filed 2010-03-18
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.  C.  20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to________

Commission File No.  0-28181

               ORANCO, INC.
(Name of Small Business Issuer in its Charter)

Nevada	87-0574491
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1981 East 4800 South, Suite 110
             Salt Lake City, Utah 84117
(Address of Principal Executive Offices)

Issuer's Telephone Number: (702) 583-7248

_______________________________________________
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
Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Se the definitions of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

Item 1.  Description of Business.

Business Development.

Organization and Charter Amendments.

Oranco, Inc., (the "Company") was incorporated under the laws of the State of Nevada, on June 10, 1977.  The purposes for which the corporation was organized were: (1) to engage in any lawful business from time to time authorized by the board of directors, (2) to act as principal, agent, partner or joint venturer or in any other capacity in any transaction, (3) to do business anywhere in the world, and (4) to have and exercise all rights and powers from time to time granted to the corporation by law.  From 1977 until 1981 the Company was dormant and undertook no activities.  Beginning in 1982 the Company explored the option of entering into a joint venture to develop a mercury mining property at Mercury Mountain, Nevada.  As a part of these activities the Company, through the sale of its common stock, raised funds to engage the services of an independent mining engineer to prepare a report on the feasibility of the project.  By late 1983 it had been determined that the project did not warrant any further investment.  From that time until 1997 the Company’s activities concentrated on maintaining its corporate existence and looking for other opportunities for the Company.  In May of 1997 new management was appointed, a shareholders’ meeting was held, amendments to the Company’s articles of incorporation were approved, and additional effort was made by new management to make the Company a viable merger candidate.  These efforts included engaging the services of a certified Public Accounting firm to audit the Company’s financial statements, obtaining an Opinion of Counsel as to the tradability of the Company’s outstanding shares, preparation of the information required by Rule 15c2-11, and applying to the OTC Bulletin Board for trading on the medium.

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

In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within the time periods provided for.  A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

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

Number of Employees.

None.

Item 1A.  Risk Factors

The Company’s business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations.  The Company has no significant assets or financial resources.  The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company.  While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria.  In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity.  There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation by the Company.  There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.  The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity.  Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company.  The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future.  The Company has not obtained key man life insurance on its officer and director.  Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company.  Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity.  Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires.  The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities.  In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940.  In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company.  Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity.  The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements.  One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.  In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.  Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity.  A penny stock is generally a stock that:

•	is not listed on a national securities exchange or Nasdaq;

•	is listed in “pink sheets” or on the NASD OTC Bulletin Board;

•	has a price per share of less than $5.00; and

•	is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•	determination of the purchaser’s investment suitability;

•	delivery of certain information and disclosures to the purchaser; and

•	receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

•	such rules may materially limit or restrict the ability to resell our common stock, and

•	the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

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

None

Item 6.  Selected Financial Data

Not required to be filed

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

The Company has not engaged in any material operations or had any revenues from operations since inception.  The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders.  Management intends to focus its efforts outside the United States both because management is located in Europe and because management believes that the Company can locate superior acquisition opportunities outside the United States.  Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.  As of December 31, 2009, it had $88,719 in cash or cash equivalents.  Management believes that these funds are sufficient to cover its cash needs for the next 12 months.  If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company.  Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues, Including Interest, for the year ended December 31, 2009 were $10,880 compared to $8,830 for the year ended December 31, 2008, a 12.5% increase, which is primarily attributable to increased interest income.

Expenses for the year ended December 31, 2009 were $10,880 compared to $24,981 for the year ended December 31, 2008.  This represents a decrease of $14,101 or 56.4% and is attributable to a decrease in travel and exploratory costs.

Net loss for the year ended December 31, 2009 was $814 compared to a net loss of $16,151 for the year ended December 31, 2008.  This loss represents an decrease of $15,337 or 95%.  This reduction in loss is attributable to decreased travel and exploratory costs and increased interest income.

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

During the fiscal years ended December 31, 2009 the Company has been able to pay its expenses and costs through it cash on hand.  As of December 31, 2009 had $88,719 in cash or cash equivalents compared to $89,537 at December 31, 2008, in addition to a short term note receivable in the principal amount of $200,000.

Item 7a.  Quantitative and qualitative disclosures about market risk.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2009, about market risk that has any impact on our present business.  Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.  Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9a.  Controls and procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009.  Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Presently, Mr.  Villa is an owner, officer and director of RCF Research, Consulting & Forcasting SA, A swiss financial company based in Lugano, Switzerland and a non-executive director of Brainspark Plc, an AIM listed investment company.  Mr.  Villa's current activities are based mainly in Italy where he is a board member and partner of Gabrielli & Associati , a financial consulting company in Milan, and a board member and a shareholder of Mediapolis S.p.A a real estate company established to develop the largest amusement park in Italy.  He is a ‘Chartered Technical Analyst’ (CTA) qualified by US Market Technicians Association in New York,, as well as an authorized Financial & Commercial Fiduciary in the Swiss Canton of Ticino.  Mr.  Villa graduated in Economics at University of Geneva, Switzerland.  Mr.  Villa’s career started at Banca della Svizzera Italiana as currency option dealer, and then joined Soginvest Banca (CIAL Group).  Mr. Villa is VP of “Homes for Hope” Charity.

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

The following table sets forth as of December 31, 2009, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed
NONE

Item 11.  Executive Compensation.

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right.  Accordingly, no tables relating to such items have been included within this Item.  None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding.  The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company.  Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

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

Director independence

We do not have any independent directors serving on our board of directors

Item 14.  Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco’s annual financial statement and review of financial statements included in Oranco’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,000 for fiscal year ended 2009 and $4,070 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco’s financial statements that are not reported above were $ -0- for fiscal years ended 2009 and 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2009 and $150.00 for fiscal year ended 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2009 and 2008.

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

*** The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

ORANCO, INC.

Date: March 15, 2010	By:S/ Claudio Gianascio
Claudio Gianascio
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 15, 2010	S/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

Date: March 15, 2010	S/ Alfredo M. Villa
Alfredo M. Villa
Director

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St, # 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Oranco, Inc.
Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Oranco, Inc. ( development stage company) at December 31, 2009 and 2008 and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2009, and 2008 and the period June 16, 1977 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc.  at December 31, 2009 and 2008 and the results of operations, and cash flows for the years ended December 31, 2009 and 2008 and the period June 16, 1977 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

March 10,  2010
Salt Lake City, Utah	/s/ Madsen & Associates, CPA’s Inc.

ORANCO,  INC.
( Development Stage Company)
BALANCE SHEETS
December 31, 2009 and 2008

	Dec 31,	Dec 31,
	2009	2008
ASSETS

CURRENT ASSETS

Cash	$88,719	$89,537
Note receivable	200,000	200,000
Total Current Assets	$288,719	$289,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,194	$1,198

Total Current Liabilities	1,194	1,198

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(66,643)	(65,829)

Total Stockholders' Equity	287,525	288,339

	$288,719	$289,537

The accompanying notes are an integral part of these financial statements

ORANCO,  INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Years  Ended December 31, 2009,  and 2008 and the
Period June 16, 1977 (Date of Inception) to December 31, 2009

	Dec 31,	Dec 31,	Jun 16, 1977 to
	2009	2008	Dec 31, 2009

REVENUES	$-	$-	$-

EXPENSES

Administrative	10,880	24,981	226,425
Valuation adjustment- available-for-sale securities	-	-	30,401
	10,880	24,981	256,826

NET LOSS FROM OPERATIONS	(10,880)	(24,981)	(256,826)

Interest and contract income	10,066	8,830	190,183

NET LOSS	$(814)	$(16,151)	$(66,643)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic	4,269,950	4,269,950

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  June 16, 1977 (date of inception) to December 31, 2009

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance June 16, 1977 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash at $.034 -
July 9, 1982	231,300	231	7,594	-
Issuance of common stock for cash at $.079 -
November 12, 1982	143,650	144	11,199	-
Issuance of common stock for cash at $.025
December 12, 1983	40,000	40	960	-
Net operating loss for the year ended
December 31, 1983	-	-	-	(20,168)
Issuance of common stock for cash at $.019
June 6, 1984	40,000	40	710	-
Net operating loss for the year ended
December 31, 1984	-	-	-	(750)
Issuance of common stock for cash at $.019
January 15, 1985	40,000	40	710	-
Net operating loss for the year ended
December 31, 1985	-	-	-	(750)
Issuance of common stock for cash at $.05 -
May 16, 1997	200,000	200	9,800	-
Net operating loss for the year ended
December 31, 1997	-	-	-	(2,290)
Net operating loss for the year ended
December 31, 1998	-	-	-	(7,710)
Issuance of common stock for cash
at $.05 - November 12, 1999	700,000	700	34,300	-
Net operating loss for the year
ended December 31, 1999	-	-	-	(7,671)
Issuance of common stock for cash
at $.10 - June and July 2000	2,500,000	2,500	247,500	-
Issuance of common stock for cash
at $.10 - July 5, 200	125,000	125	12,375	-
Net operating loss for the year
ended December 31, 2000	-	-	-	(7,497)
Net operating profit for the year
ended December 31, 2001	-	-	-	11,247
Net operating profit for the year
ended December 31, 2002	-	-	-	3,910

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
Period  June 16, 1977 (date of inception) to December 31, 2009

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Net operating loss for the year
ended December 31, 2003	-	-	-	(15,238)
Net operating loss for the year
ended December 31, 2004	-	-	-	(7,927)
Issuance of common stock for cash
at $.10 - March 2005	250,000	250	24,750	-
Net operating profit for the year
ended December 31, 2005	-	-	-	33,398
Net operating loss for the year
ended December 31, 2006	-	-	-	(8,348)
Net operating loss for the year
ended December 31, 2007	-	-	-	(19,884)

Balance December 31, 2007	4,269,950	4,270	349,898	(49,678)

Net operating loss for the year
ended December 31, 2008	-	-	-	(16,151)

Balance December 31, 2008	4,269,950	4,270	349,898	(65,829)

Net operating loss for the year
ended December 31, 2009	-	-	-	(814)

Balance December 31, 2009	4,269,950	$4,270	$349,898	$(66,643)

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009, and 2008 and the
Period June 16, 1977 (Date  of  Inception) to December 31, 2009

			Jun 16, 1977
	Dec 31,	Dec 31,	to Dec 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(814)	$(16,151)	$(66,643)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts payable	(4)	(1,737)	1,194

Net Change in Cash from Operations	(818)	(17,888)	(65,449)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes note receivable	-	(200,000)	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(818)	(217,888)	88,719

Cash at Beginning of Period	89,537	307,425	-

Cash at End of Period	$88,719	$89,537	$88,719

The accompanying notes are an integral part of these financial statements.

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

On December 31, 2009 the Company  had a net operating loss available for carryforward of $ 66,643.  The tax benefit of approximately $20,000 from the carryforward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2018 through 2030.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash  in banks over  the  insured amounts of $100,000, however they are considered to be in banks of high quality.

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2009

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

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2009

3.   NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable for $200,000 which is due December 31, 2008 (extended to June 30, 2010) with interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.  Accrued interest has been received through December 31, 2009.

4.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.

5.  SUBSEQUENT  EVENTS

The Company reviewed any subsequent events from the balance sheet date to March 13, 2010 and found no material event to report.