Form 10-Q
period 2010-03-31
ORANCO INC
filed 2010-05-07
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2010

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [ x ]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of March 31, 2010
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets	5
	March 31, 2010 and December 31, 2009

	Statements of Operations	6
	For the three months ended March 31, 2010 and 2009
	and the period June 16, 1977 to March 31, 2010

	Statements of Cash Flows	7
	For the three months ended March 31, 2010 and 2009
	and the period June 16, 1977 to March 31, 2010

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	12

ITEM 4T.	Controls and Procedures	12

PART II.

ITEM 6.	Exhibits and Reports on 8K	12

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company)  at March 31, 2010 and December 31, 2009, and the related  statement of operations for the three months and the statement of cash flows for the three months,  ended March 31, 2010 and 2009 and the period June 16, 1977 to March 31, 2010 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended March 31, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS
March 31, 2010 and December 31, 2009

	Mar 31,	Dec 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$87,115	$88,719
Note receivable	202,342	200,000

Total Current Assets	$289,457	$288,719

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$8,593	$1,194

Total Current Liabilities	8,593	1,194

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value;
4,269,950 shares issued and outstanding.	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(73,304)	(66,643)

Total Stockholders' Equity	280,864	287,525

	$289,457	$288,719

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010, and 2009 and the
Period June 16, 1977 (Date of Inception) to March 31, 2010

	Mar 31,	Mar 31,	Jun 16, 1977 to
	2010	2009	Mar 31, 2010

REVENUES	$-	$-	$-

EXPENSES

Administrative	9,111	4,191	235,536
Valuation adjustment- available-for-sale securities	-	-	30,401
	9,111	4,191	265,937

NET LOSS FROM OPERATIONS	(9,111)	(4,191)	(265,937)
Interest and contract income	2,450	2,526	192,633

NET LOSS	$(6,661)	$(1,665)	$(73,304)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic	4,269,950	4,269,950

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010, and 2009 and the
Period June 16, 1977 (Date of Inception) to March 31, 2010

			Jun 16, 1977
	Mar 31,	Mar 31,	to Mar 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(6,661)	$(1,665)	$(73,304)
Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts payable	7,399	(1,018)	8,593

Net Change in Cash from Operations	738	(2,683)	(64,711)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes note receivable	(2,342)	(2,342)	(202,342)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(1,604)	(5,025)	87,115

Cash at Beginning of Period	88,719	89,537	-

Cash at End of Period	$87,115	$84,512	$87,115

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

On March 31, 2010 the Company  had a net operating loss available for carryforward of $73,304.  The tax benefit of approximately $22,000 from the carryforward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2018 through 2031.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over  the  insured amounts of $ 250,000, however they are considered to be in banks of high quality.

ORANCO, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010

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

ORANCO, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010

3. NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable for $200,000 which is due December 31, 2008 ( extended to June 30, 2010) with  interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.  Interest has been received through December 31, 2009 and accrued through March 31, 2010.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.

5. SUBSEQUENT  EVENTS

The Company reviewed for any subsequent events from the balance sheet date to May 3, 2010 and found no material event to report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Plan of Operations.

The Company has not engaged in any material operations or had any revenues from operations  since inception.  The  Company's  plan of operation  for the next 12  months is to  continue  to seek the  acquisition  of assets,  properties  or  businesses  that  may  benefit  the  Company  and  its stockholders. Management intends to focus is efforts in Europe, Africa, and South America both because management is located Europe and because management believes that the Company can locate superior acquisition opportunities in these geographical areas.  Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

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

Three Month Period Ended March 31, 2010 and 2009

The Company did not generate any revenue during the three months ended March 31, 2010 and 2009. It has interest income, both paid and accrued of $2,450 and 2,526 respectively.

General and administrative expenses were $9,111 for the three months ended March 31, 2010, compared to general and administrative expenses of $4,191 for the same period in 2009. Interest income was $2,450 for the three months ended March 31, 2010 compared to $2,526 for the same period in 2009. Expenses were largely due to accounting, legal, other professional costs, and timing issues. As a result of the foregoing, the Company realized net losses of $6,661 for the three months ended March 31, 2010 compared to $1,665 for the same period in 2009. The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports, together with in timing differences from year to year.

Liquidity and Capital Resources

At March 31, 2010, assets consisted of $87,115 in cash and $202,342 in short term notes receivable and accrued interest. As of that date the Company had no outstanding Liabilities, other than accounts payable amounting to $8,593.

Currently, the Company has no material commitments for capital expenditures. Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2010, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2010) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 7, 2010