Form 10-Q
period 2010-06-30
ORANCO INC
filed 2010-08-12
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2010

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2010
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets
	June 30, 2010 and December 31, 2009	4

	Statements of Operations
	For the three and six months ended June 30, 2010 and 2009 and the period September 16, 1977 to June 30, 2010	5

	Statements of Cash Flows
	For the three months ended June 30, 2010 and 2009 and the period September 16, 1977 to June 30, 2010	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	11

ITEM 4T.	Controls and Procedures	11

PART II.

ITEM 6.	Exhibits and Reports on 8K	12

Signatures		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc. (a development stage company) at June 30, 2010 and December 31, 2009, and the related statement of operations for the three and six months and the statement of cash flows for the three months, ended June 30, 2010 and 2009 and the period June 16, 1977 to June 30, 2010 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

ORANCO, INC.
( Development Stage Company)
BALANCE SHEETS
June 30, 2010 and December 31, 2009

	Jun 30,	Dec 31,
	2010	2009
ASSETS
CURRENT ASSETS

Cash	$75,150	$88,719
Note receivable	200,000	200,000

Total Current Assets	$275,150	$288,719

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$-	$1,194

Total Current Liabilities	-	1,194

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value; 4,269,950 shares issued and outstanding	4,270	4,270
Capital in excess of par value	349,898	349,898
Deficit accumulated during the development stage	(79,018)	(66,643)

Total Stockholders' Equity	$275,150	$287,525

Total Liabilities & Stockolders’ Equity	$275,150	$288,719

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2010, and 2009 and the
Period June 16, 1977 (Date of Inception) to June 30, 2010

	Three Months		Six Months

	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jun 16, 1977 to
	2010	2009	2010	2009	Jun 30, 2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Administrative	8,165	905	17,275	5,096	243,701

Valuation adjustment - available-for sale-securities	-	-	-	-	30,401

NET LOSS FROM OPERATIONS	(8,165)	(905)	(17,275)	(5,096)	(274,102)

Interest and contract income	2,451	2,510	4,900	5,036	195,084

NET LOSS	$(5,714)	$1,605	$(12,375)	$(60)	$(79,018)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	4,270	4,270	4,270	4,270

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010, and 2009 and the
Period June 16, 1977 (Date of Inception) to June 30, 2010
			Jun 16, 1977
	Jun 30,	Jun 30,	to Jun 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(12,375)	$(60)	$(79,018)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts payable	(1,194)	(1,198)	-

Net Change in Cash from Operations	(13,569)	(1,258)	(79,018)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes note receivable	-	-	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	354,168

Net Change in Cash	(13,569)	(1,258)	75,150

Cash at Beginning of Period	88,719	89,537	-

Cash at End of Period	$75,150	$88,279	$75,150

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

On June 30, 2010 the Company  had a net operating loss available for carryforward of $79,018.  The tax benefit of approximately $23,700 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2018 through 2031.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash  in banks over  the  insured amounts of $ 250,000, however they are considered to be in banks of high quality.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010

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

ORANCO,  INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010

3.  NOTE RECEIVABLE

On July 29, 2008 the Company made advances for a note receivable for $200,000 which is due December 31, 2008 (extended to December 31, 2010) with interest of 4.75% per annum.  Any overdue amount will be payable with interest of 12% per annum.  Interest has been received through June 30, 2010.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock.

5.  SUBSEQUENT EVENTS

The Company reviewed for any subsequent events from the balance sheet date to the date of this report and found no material event to report.

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

Three and Six Month Period Ended June 30, 2010 and 2009

The Company did not generate any revenue during the three and six months ended June 30, 2010 and 2009. It has interest income, both paid and accrued of $2,451 and $2,510 for the three months ended June 30, 2010 and 2009 respectively and $4,900 and $5,036 for the six months ended June 30, 2010 and 2009 respectively.

General and administrative expenses were $8,165 for the three months ended June 30, 2010, compared to general and administrative expenses of $905 for the same period in 2009 and $17,275 for the six months ended June 30, 2010 compared with $5,096 for the same period in 2009. The increase in expenses were largely due to increased travel expenses during the three months ended June 30, 2010 and increases in accounting, legal, other professional costs, and timing issues. As a result of the foregoing, the Company realized net losses of $5,714 for the three months ended June 30, 2010 compared to a net profit of $1,605 for the same period in 2009 and realized net losses of $12,375 for the six months ended June 30, 2010 compared to a net loss of $60 for the same period in 2009. The Company’s increased net loss is attributable to a lack of business, to increased travel expenses during the three months ended June 30, 2010, and ongoing professional costs associated with preparing the Company’s public reports, together with in timing differences from year to year.

Liquidity and Capital Resources

At June 30, 2010, assets consisted of $75,150 in cash and $200,000 in short term notes receivable. As of that date the Company had no outstanding Liabilities

Currently, the Company has no material commitments for capital expenditures. Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2010, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2010) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 12, 2010