Form 10-K
period 2010-12-31
ORANCO INC
filed 2011-03-03
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

________________________________________________
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

At February 1, 2010, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

February 1, 2010
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

Item 1. Description of Business.

Business Development.

Organization and Charter Amendments.

Oranco, Inc., (the "Company") was incorporated under the laws of the State of Nevada, on June 16, 1977. The purposes for which the corporation was organized were: (1) to engage in any lawful business from time to time authorized by the board of directors, (2) to act as principal, agent, partner or joint venturer or in any other capacity in any transaction, (3) to do business anywhere in the world, and (4) to have and exercise all rights and powers from time to time granted to the corporation by law. From 1977 until 1981 the Company was dormant and undertook no activities. Beginning in 1982 the Company explored the option of entering into a joint venture to develop a mercury mining property at Mercury Mountain, Nevada. As a part of these activities the Company, through the sale of its common stock, raised funds to engage the services of an independent mining engineer to prepare a report on the feasibility of the project. By late 1983 it had been determined that the project did not warrant any further investment. From that time until 1997 the Company’s activities concentrated on maintaining its corporate existence and looking for other opportunities for the Company. In May of 1997 new management was appointed, a shareholders’ meeting was held, amendments to the Company’s articles of incorporation were approved, and additional effort was made by new management to make the Company a viable merger candidate. These efforts included engaging the services of a certified Public Accounting firm to audit the Company’s financial statements, obtaining an Opinion of Counsel as to the tradability of the Company’s outstanding shares, preparation of the information required by Rule 15c2-11, and applying to the OTC Bulletin Board for trading on the medium.

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

Business.

Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To provide revenue on an interim basis, the Company has held its funds in interest bearing bank accounts, made short term loans to reputable unaffiliated corporations, and funded the pursuit of one lawsuit.

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

Holders

The number of record holders of the Company's common stock as of the date of this Report is approximately 38.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2010, it had $267,758 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any venture.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues, Including Interest, for the year ended December 31, 2010 were $9,706 compared to $10,066 for the year ended December 31, 2009, a 3.5% increase, which is primarily attributable to decreased interest income.

Expenses for the year ended December 31, 2010 were $29,473 compared to $10,880 for the year ended December 31, 2009. This represents a increase of $18,593 or 171% and is attributable to a increase in travel and exploratory costs, increased costs associated with regulatory reporting, and increases in professional fees.

Net loss for the year ended December 31, 2010 was $19,767 compared to a net loss of $814 for the year ended December 31, 2009. This loss represents an increase of $18,953. This increase in loss is attributable to increased travel and exploratory costs, increased costs associated with regulatory reporting, and increases in professional fees and decreased interest income.

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

During the fiscal years ended December 31, 2009 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2010 had $267,758 in cash or cash equivalents compared to $88,719 at December 31, 2009.

Item 7a. Quantitative and qualitative disclosures about market risk.

Since we have no assets other than cash in banks and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2010, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

Item 8. Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9a. Controls and procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	POSITION(S)	DATE ELECTEDOR APPOINTED
Claudio Gianascio	President, Secretary,	09/01/99
Treasurer, Director

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

The following table sets forth as of December 31, 2010, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on February 1, 2010, unless otherwise noted.

	Number of Shares	Percentage
Name and Address	Beneficially Owned	of Class (1)

Claudio Gianascio	825,000	19.32%
La Pleta de Sant Pere
El Tarter, Canillo, Andorra

Capital One International SA	350,000	8.19%
Torre Banco Germanico
P.O. Box 850048
Calle 50 Y 55 Este, 8th Floor
Panama, Republic of Panama

Prestige Underwriters NV	350,000	8.19%
Middenstraat 1A,
P.O. Box 97
Willemstad, Curacao
Netherland Antilles

OTC Opportunities Limited	350,000	8.19%
The Lake Building, First Floor
P.O. Box 915
Roadtown, BVI

(1) Percentage is calculated upon the 4,269,950 shares outstanding.

Security Ownership of Management.

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

	Number of	Percentage of
Name and Address	Shares Beneficially Owned	of Class (1)

Claudio Gianascio	825,000	19.32%
La Pleta de Sant Pere
El Tarter, Canillo, Andorra	______	______

All directors and	825,000	19.32%
executive officers
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

Director independence

We do not have any independent directors serving on our board of directors

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco’s annual financial statement and review of financial statements included in Oranco’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,375 for fiscal year ended 2010 and $5,000 for fiscal year ended 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco’s financial statements that are not reported above were $ -0- for fiscal years ended 2010 and 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $125.00 for fiscal year ended 2010 and $150.00 for fiscal year ended 2009.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2010 and 2009.

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

ORANCO, INC.

Date: March 1, 2011	By:S/ Claudio Gianascio
Claudio Gianascio
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 1, 2011	S/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Oranco, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Oranco, Inc. (A Development Stage Company) (The Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from June 16, 1977 (date of inception) to December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. (a Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, and the period from June 16, 1977 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
February 28, 2011

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$267,758	$88,719
Note receivable	-	200,000

Total Current Assets	267,758	288,719

TOTAL ASSETS	$267,758	$288,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$1,194

TOTAL CURRENT LIABILITIES	-	1,194

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 1,000,000 shares authorized, 4,269,950 shares issued and outstanding at December, 31 2010 and 2009	4,270	4,270
Additional paid in capital	349,898	349,898
Deficit accumulated during the Development Stage	(86,410)	(66,643)
TOTAL STOCKHOLDERS’ EQUITY	267,758	287,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,758	$288,719

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
			From Inception
	For the Year Ended	For the Year Ended	(June 16, 1977) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$-	$-	$-

Administrative	29,473	10,880	255,898
Valuation adjustment - available-for-sale securities	-	-	30,401
Total operating expenses	29,473	10,880	286,299

Net loss from operations	(29,473)	(10,880)	(286,299)

Interest and contract income	9,706	10,066	199,889

Net loss	(19,767)	(814)	(86,410)

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock 1,000,000,000 shares authorized			Deficit accumulated during
	Shares Issued	Par Value $.001 per share	Additional Paid-In Capital	Development Stage	Total
BALANCE, June 16, 1977 (inception)	-	$-	$-	$-	$-
Issuance of common stock for cash at $.034; July 9, 1982	231,300	231	7,594		7,825
Issuance of common stock for cash at $.079; November 12, 1982					11,343
Issuance of common stock for cash at $.025; December 12, 1983					1,000
Net loss for the year ended December 31, 1983				(20,168)	(20,168)
Issuance of common stock for cash at $.019; June 6, 1984	40,000	40	710		750
Net loss for the year ended December 31, 1984				(750)	(750)
Issuance of common stock for cash at $.019; January 15, 1985	40,000	40	710		750
Net loss for the year ended December 31, 1985				(750)	(750)
Issuance of common stock for cash at $.05; May 16, 1997	200,000	200	9,800		10,000
Net loss for the year ended December 31, 1997				(2,290)	(2,290)
Net loss for the year ended December 31, 1998				(7,710)	(7,710)
Issuance of common stock for cash at $.05; November 12, 1999	700,000	700	34,300		35,000
Net loss for the year ended December 31, 1999				(7,671)	(7,671)
Issuance of common stock for cash at $.10; June and July 2000					250,000
Issuance of common stock for cash at $.10; July 5, 2000	125,000	125	12,375		12,500
Net loss for the year ended December 31, 2000				(7,497)	(7,497)
Net income for the year ended December 31, 2001				11,247	11,247
Net income for the year ended December 31, 2002				3,910	3,910
Net loss for the year ended December 31, 2003				(15,238)	(15,238)
Net loss for the year ended December 31, 2004				(7,927)	(7,927)
Issuance of common stock for cash at $.10; March 2005	250,000	250	24,750		25,000
Net income for the year ended December 31, 2005				33,398	33,398
Net loss for the year ended December 31, 2006				(8,348)	(8,348)
Net loss for the year ended December 31, 2007				(19,884)	(19,884)
Net loss for the year ended December 31, 2008				(16,151)	(16,151)
BALANCE, December 31, 2008	4,269,950	4,270	349,898	(65,829)	288,339
Net loss for the year ended December 31, 2009				(814)	(814)
BALANCE, December 31, 2009	4,269,950	4,270	349,898	(66,643)	287,525
Net loss for the year ended December 31, 2010				(19,767)	(19,767)
BALANCE, December 31, 2010	4,269,950	4,270	349,898	(86,410)	267,758

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	From Inception (June 16, 1977) to
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,767)	$(814)	$(86,410)
Changes in operating assets and liabilities:
Net change in accounts payable	(1,194)	(4)	-
Net cash (used in) provided by operating activities	(20,961)	(818)	(86,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in note receivable	200,000	-	-
Net cash provided by investing activities	200,000	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	354,168
Net cash provided by financing activities	-	-	354,168
			-
INCREASE (DECREASE) IN CASH	179,039	(818)	267,758

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,719	89,537	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267,758	$88,719	$267,758
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1.    ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 16, 1977 with authorized common stock of 100,000 shares at a par value of $.25.   On June 10, 1997 the authorized common stock was increased to 100,000,000 shares with a par value of $.001.

The Company was in the business of developing mineral deposits until 1983, when it abandoned all related activities. The Company has remained inactive since that time.

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

On December 31, 2010, the Company had a net operating loss available for carryforward of $64,742.  The tax benefit of approximately $23,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating losses expire 20 years after they are incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $250,000, however they are considered to be in banks of high quality.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

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

Financial Instruments

The carrying amounts of the Company’s financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2010

3.  NOTE RECEIVABLE

On July 29, 2008 the Company advanced $200,000 under a Promissory Note agreement to a third party, with an annual interest rate of 4.75%. On August 23, 2010, the Company advanced $37,500 under another Promissory Note agreement to a third party, with an annual interest rate of 6%. These Notes were paid on December 1, 2010, including accrued interest of $4,592.

4. RELATED PARTY TRANSACTIONS

Officers-directors have acquired 19% of the outstanding common stock.