Form 10-Q
period 2011-03-31
ORANCO INC
filed 2011-05-12
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2011

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

702-583-7248
Registrant’s telephone number, including area code

_____________________________________________________________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2011
Common Stock, $0.001	4,269,950

INDEX
		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets	5
	March 31, 2011 and December 31, 2010

	Statements of Operations
	For the three months ended March 31, 2011 and 2010 and the period June 16, 1977 to March 31, 2011	6

	Statements of Cash Flows
	For the three months ended March 31, 2011 and 2010 and the period June 16, 1977 to March 31, 2011	7

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	12

ITEM 4T.	Controls and Procedures	12

PART II.

ITEM 6.	Exhibits	13

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company) at March 31, 2011 and December 31, 2010, and the related  statement of operations for the three months and the statement of cash flows for the three months,  ended March 31, 2011 and 2010 and the period June 16, 1977 to March 31, 2011 have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three months ended March 31, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$211,422	$267,758

Total Current Assets	211,422	267,758

TOTAL ASSETS	$211,422	$267,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$-

TOTAL CURRENT LIABILITIES	-	-

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 1,000,000 shares authorized, 4,269,950 shares issued and outstanding at December, 31 2010 and 2009	4,270	4,270
Additional paid in capital	349,898	349,898
Deficit accumulated during the Development Stage	(142,746)	(86,410)
TOTAL STOCKHOLDERS’ EQUITY	211,422	267,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,422	$267,758

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	From Inception (June 16, 1977) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues	$-	$-	$-

General and administrative	56,707	9,111	312,605
Valuation adjustment - available-for-sale securities	-	-	30,401
Total operating expenses	56,707	9,111	343,006

Net loss from operations	(56,707)	(9,111)	(343,006

Interest and contract income	371	2,450	200,260

Net loss	(56,336)	(6,661)	(142,746

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended	For the three months ended	From Inception (June 16, 1977) to
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,336)	$(6,661)	$(142,746)
Changes in operating assets and liabilities:
Net change in accounts payable	-	7,399	-
Net cash (used in) provided by operating activities	(56,336)	738	(142,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in note receivable	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	354,168
Net cash provided by financing activities	-	-	354,168
			-
INCREASE (DECREASE) IN CASH	(56,336)	738	211,422

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	267,758	88,719	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211,422	$89,457	$211,422
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

1.        ORGANIZATION AND BASIS OF PRESENTATION

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

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

On December 31, 2010, the Company had a net operating loss available for carryforward of $136,985.  The tax benefit of approximately $41,100 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating losses expire 20 years after they are incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $250,000, however they are considered to be in banks of high quality.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011

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

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011

3. RELATED PARTY TRANSACTIONS

Officers-directors have acquired 19% of the Company’s outstanding common stock.

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

Three Month Period Ended March 31, 2011 and 2010

The Company did not generate any revenue during the three months ended March 31, 2011 and 2010. It has interest income, both paid and accrued of $371 and $2,450 for the three months ended March 31, 2011 and 2011.

General and administrative expenses were $56,707 for the three months ended March 31, 2011, compared to general and administrative expenses of $9,111 for the same period in 2010. The increase in expenses were largely due to increased travel expenses  and increases in accounting, legal, other professional costs, and timing issues. As a result of the foregoing, the Company realized net losses of $56,336 for the three months ended March 31, 2011 compared to a net loss of $6,661 for the same period in 2010 .  The Company’s increased net loss is attributable to a lack of business, to increased travel expenses, and ongoing professional costs associated with preparing the Company’s public reports, together with in timing differences from year to year.

Liquidity and Capital Resources

At March 31, 2011, assets consisted of $211,422 in cash compared to $267,758 on December 31, 2010. As of that date the Company had no outstanding Liabilities.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2011, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2011) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

S/ Juan S. Zabala
President & Treasurer
May 11, 2011