Form 10-Q
period 2011-06-30
ORANCO INC
filed 2011-08-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of July 31, 2011
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets	5
	June 30, 2011 and December 31, 2010

	Statements of Operations	6
	For the three and six months ended June 30, 2011 and 2010 and the period June 16, 1977 to June 30, 2011

	Statements of Cash Flows	7
	For the six months ended June 30, 2011 and 2010 and the period June 16, 1977 to June 30, 2011

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4T.	Controls and Procedures	12

PART II.

ITEM 1. Legal Proceedings		12

ITEM 6. Exhibits		12

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company) at June 30, 2011 and December 31, 2010, and the related  statement of operations for the three and six months and the statement of cash flows for the six months,  ended June 30, 2011 and 2010 and the period June 16, 1977 to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$200,780	$267,758

Total Current Assets	200,780	267,758

TOTAL ASSETS	$200,780	$267,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,470	$-

TOTAL CURRENT LIABILITIES	4,470	-

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,269,950 shares issued and outstanding at June 30, 2011 and December 31, 2010	4,270	4,270
Additional paid in capital	349,898	349,898
Deficit accumulated during the Development Stage	(157,858)	(86,410)
TOTAL STOCKHOLDERS’ EQUITY	196,310	267,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,780	$267,758

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	From Inception (June 16, 1977) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$-	$-	$-	$-	$-

General and administrative	15,418	8,165	72,125	17,275	328,023
Valuation adjustment - available-for-sale securities	-	-			30,401
Total operating expenses	15,418	8,165	72,125	17,275	358,424

Net loss from operations	(15,418)	(8,165)	(72,125)	(17,275)	(358,424)

Interest and contract income	306	2,451	677	4,900	200,566

Net loss	(15,112)	(5,714)	(71,448)	(12,375)	(157,858)

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended	For the six months ended	From Inception (June 16, 1977) to
	June 30, 2011	June 30, 2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,448)	$(12,375)	$(157,858)
Changes in operating assets and liabilities:
Net change in accounts payable	4,470	(1,194)	4,470
Net cash (used in) provided by operating activities	(66,978)	(13,569)	(153,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in note receivable	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	354,168
Net cash provided by financing activities	-	-	354,168
			-
INCREASE (DECREASE) IN CASH	(66,978)	(13,569)	200,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	267,758	88,719	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200,780	$75,150	$200,780
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

On June 30, 2011, the Company had a net operating loss available for carryforward of $152,847.  The tax benefit of approximately $45,800 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating losses expire 20 years after they are incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $250,000, however they are considered to be in banks of high quality

.
ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011

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

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011

3.       RELATED PARTY TRANSACTIONS

Officers-directors own 4.9% of the Company’s outstanding common stock.

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

Results of Operations.

     Other than maintaining its good  corporate  standing in the State  of  Nevada,  preparation and filing of reports with the Securities and Exchange Commission, searching for an investment opportunity or merger candidate, the Company has had no material business operations in the two most recent calendar years.

Three and Six Month Periods Ended June 30, 2011 and 2010

The Company did not generate any revenue during the three and six months ended June 30, 2011 and 2010. It had interest income of $306 and $677 for the three and six month, respectively, ended June 30, 2011 versus $2451 and $4,900, respectively, for the three and six months period ended June 30, 2010. This reduction is directly attributable to the repayment of outstanding promissory notes in 2010 and the reinvestment of such funds in lower interest bank accounts.

General and administrative expenses were $15,418 for the three months ended June 30, 2011, compared to general and administrative expenses of $8,165 for the same period in 2010  and $72,125 for the six months ended June 30, 2011 compared with $17,275 for the same period in 2010. The increase in expenses were largely due to increased travel expenses during the six months ended June 30, 2010, costs of transition to new management,  increases in accounting, legal, other professional costs, and timing issues. As a result of the foregoing, the Company realized net losses of $15,112 for the three months ended June 30, 2011 compared to a net loss of $5,714 for the same period in 2010 and realized net losses of $71,448 for the six months ended June 30, 2011 compared to a net loss of $12,375 for the same period in 2010.  The Company’s increased net loss is attributable to a lack of business, to increased travel expenses during the six months ended June 30, 2011, costs of transition to new management and ongoing professional costs associated with preparing the Company’s public reports, together with in timing differences from year to year.

Liquidity and Capital Resources

At June 30, 2011, assets consisted of $200,780 in cash compared to $267,758 on December 31, 2010. As of June 30, 2011 the Company had $4,470 in accounts payable and no other outstanding Liabilities.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2011, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2011) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 12, 2011 Kurt J Wagner filed an action against Claudio Gianascio and Oranco, Inc. in the Third District Court of Salt Lake County, Utah. Although not clear from the complaint, it appears that Mr. Wagner is alleging that he invested certain of his funds with an unnamed foreign investment advisor, which he believes invested part of his funds with a non-US corporation, which then loaned some of Mr. Wagner’s funds to a US company called Air Packaging Technologies, Inc. (AIRP), secured by a secured debenture equal to other debenture holders in priority. He also appears to allege that Oranco, Inc. loaned funds to AIRP during the same period, secured by a secured debenture on equal priority with the debenture owed by the non-US corporation. His claim is further based upon his allegations that Claudio Gianascio owed him a fiduciary responsibility because he was an officer of the unnamed foreign investment advisor, that Mr. Gianascio breached his fiduciary obligation to Mr. Wagner by Oranco receiving an amount larger than it was entitled to from the sale of certain equipment of AIRP while Claudio Gianascio was an officer, director, and major stockholder of Oranco. He further alleges that Oranco then took part of the funds that it received from the sale of the AIRP machine and loaned them to AIRP to finance a litigation against 3M Corp, which was settled and resulted in Oranco receiving funds from such settlement that were partially his funds because Oranco had received a disproportionate share of the funds from the sale of the AIRP machine. Mr. Wagner alleges that he was damaged in the amount of $134,000 plus interest.
Oranco believes and has asserted many defenses to the claim and believes it is without merit. Presently the matter is in the discovery phase.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1    Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*
101.INS XBRL Instance*
101.SCH XBRL Schema*
101.CAL XBRL Calculation*
101.DEF XBRL Definition*
101.LAB XBRL Label*
101.PRE XBRL Presentation*
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
Juan S. Zabala, President & Treasurer
August 9, 2011