Form 10-Q/A
period 2011-06-30
ORANCO INC
filed 2011-08-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE:  This Form 10-Q/A is filed to include the XBRL exhibits in the submission.  No changes were made to this Form 10-Q.

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
August 10, 2011