Form 10-Q
period 2011-09-30
ORANCO INC
filed 2011-11-02
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30, 2011

(    )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                             to __________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of October 27, 2011
Common Stock, $0.001	4,269,950

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company) at September 30, 2011 and December 31, 2010, and the related  statement of operations for the three and nine months and the statement of cash flows for the nine months,  ended September 30, 2011 and 2010 and the period June 16, 1977 to September 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$194,700	$267,758

Total Current Assets	194,700	267,758

TOTAL ASSETS	$194,700	$267,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$-

TOTAL CURRENT LIABILITIES	-	-

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,269,950 shares issued and outstanding at September 30, 2011 and December 31, 2010	4,270	4,270
Additional paid in capital	349,898	349,898
Deficit accumulated during the Development Stage	(159,468)	(86,410)
TOTAL STOCKHOLDERS’ EQUITY	194,700	267,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,700	$267,758

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From Inception (June 16, 1977) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$-	$	$	$-

General and administrative	1,892	6,030	74,017	23,305	329,915
Valuation adjustment - available-for-sale securities	-	-			30,401
Total operating expenses	1,892	6,030	74,017	23,305	360,316

Net loss from operations	(1,892)	(6,030)	(74,017)	(23,305)	(360,316)

Interest and contract income	282	2,690	959	7,590	200,848

Net loss	(1,610)	(3,340)	(73,058)	(15,715)	(159,468)

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended	For the nine months ended	From Inception (June 16, 1977) to
	September 30, 2011	September 30, 2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,058)	$(15,715)	$(159,468)
Changes in operating assets and liabilities:
Net change in interest receivable	-	(2,629)	-
Net change in accounts payable	-	(1,194)	-
Net cash (used in) operating activities	(73,058)	(19,538)	(159,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in note receivable	-	(37,500)	-
Net cash (used in) investing activities	-	(37,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	354,168
Net cash provided by financing activities	-	-	354,168
			-
INCREASE (DECREASE) IN CASH	(73,058)	(57,038)	194,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	267,758	88,719	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,700	$31,681	$194,700
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

On September 30, 2011, the Company had a net operating loss available for carryforward of $153,707.  The tax benefit of approximately $52,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating losses expire 20 years after they are incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $250,000, however they are considered to be in banks of high quality

.
ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)

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
September 30, 2011
(Unaudited)

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

Three and Nine Month Periods Ended September 30, 2011 and 2010

The Company did not generate any revenue during the three and nine months ended September 30, 2011 and 2010. It had interest income of $282 and $959 for the three and nine month, respectively, ended September 30, 2011 versus $2,690 and $7,590, respectively, for the three and nine month period ended September 30, 2010. This reduction is directly attributable to the repayment of outstanding promissory notes in 2010 and the reinvestment of such funds in lower interest bank accounts.

General and administrative expenses were $1,892 for the three months ended September 30, 2011, compared to general and administrative expenses of $6,030 for the same period in 2010  and $74,017 for the nine months ended September 30, 2011 compared with $23,305 for the same period in 2010. The increase in expenses were largely due to increased travel expenses during the nine months ended September 30, 2010, costs of transition to new management,  increases in accounting, legal, other professional costs, and timing issues. As a result of the foregoing, the Company realized net losses of $1,610 for the three months ended September 30, 2011 compared to a net loss of $3,340 for the same period in 2010 and realized net losses of $73,058 for the nine months ended September 30, 2011 compared to a net loss of $15,715 for the same period in 2010.  The Company’s increased net loss is attributable to a lack of business, to increased travel expenses during the nine months ended September 30, 2011, costs of transition to new management and ongoing professional costs associated with preparing the Company’s public reports, together with in timing differences from year to year.

Liquidity and Capital Resources

At September 30, 2011, assets consisted of $194,7000 in cash compared to $267,758 on December 31, 2010. As of September 30, 2011 the Company had no outstanding Liabilities.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2011, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2011) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oranco believes and has asserted many defenses to the claim and believes it is without merit. Presently the matter is in the discovery phase.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1	Certification by the Chief Executive Officer/Acting Chief Financial Office Relating to a Periodic Report Containing Financial Statements.*
101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

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
November 1, 2011