Form 10-K
period 2011-12-31
ORANCO INC
filed 2012-03-21
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Issuer's Telephone Number: (702) 834-9810

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
Yes  [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

At March 1, 2012, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 1, 2012
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

Item 2.  Description of Property.

The Company has no assets, property or any physical business office or other facilities. Its principal executive office address is the business office  address  of its transfer agent, Interwest Transfer Co., Inc., which, as a courtesy to its clients, provides mail forwarding services  Because the Company has had no  business,  its  activities  will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions,   reorganizations   or  mergers  and   preparing  and  filing  the appropriate  reports  with  the  Securities  and  Exchange Commission.   These activities have consumed an insubstantial amount of management's time.

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

The Company is a party to one legal action. On or about April 12, 2011 Kurt J Wagner filed an action against Claudio Gianascio and Oranco, Inc. in the Third District Court of Salt Lake County, Utah. Although not clear from the complaint, it appears that Mr. Wagner is alleging that he invested certain of his funds with an unnamed foreign investment advisor, which he believes invested part of his funds with a non-US corporation, which then loaned some of Mr. Wagner’s funds to a US company called Air Packaging Technologies, Inc. (AIRP), secured by a secured debenture equal to other debenture holders in priority. He also appears to allege that Oranco, Inc. loaned funds to AIRP during the same period, secured by a secured debenture on equal priority with the debenture owed by the non-US corporation. His claim is further based upon his allegations that Claudio Gianascio owed him a fiduciary responsibility because he was an officer of the unnamed foreign investment advisor, that Mr. Gianascio breached his fiduciary obligation to Mr. Wagner by Oranco receiving an amount larger than it was entitled to from the sale of certain equipment of AIRP while Claudio Gianascio was an officer, director, and major stockholder of Oranco. He further alleges that Oranco then took part of the funds that it received from the sale of the AIRP machine and loaned them to AIRP to finance a litigation against 3M Corp, which was settled and resulted in Oranco receiving funds from such settlement that were partially his funds because Oranco had received a disproportionate share of the funds from the sale of the AIRP machine. Mr. Wagner alleges that he was damaged in the amount of $134,000 plus interest. Oranco believes and has asserted many defenses to the claim and believes it is without merit. Presently the matter is in the discovery phase.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

There is no "public market" for shares of common stock of the Company. Although the Company’s shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is aware of only a few transaction that have taken place in the previous ten years. In any event, no assurance can be given that any market for the  Company's  common stock will develop or be maintained.

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

Holders

The number of record holders of the Company's common stock as of the date of this Report is approximately 41.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  with  reviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay from its  cash  resources. As of December 31, 2011, it had $190,340 in cash or cash equivalents. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person  regarding  any venture.

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

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues, Including Interest, for the year ended December 31, 2011 were $1,171compared to $9,706  for the year ended December 31, 2010, a 88% decrease, which is attributable to decreased interest income.

Expenses for the year ended December 31, 2011 were $81,614 compared to $29,473 for the year ended December 31, 2010. This represents a increase of $52,141 or 177% and is attributable to a increase in travel and exploratory costs incurred, increased costs associated with regulatory reporting, and increases in professional fees. The increase in travel and exploratory costs occurred primarily during the first quarter of the year while performing due diligence on a possible acquisition which did not occur.

Net loss for the year ended December 31, 2011 was $80,443compared to a net loss of $19,767  for the year ended December 31, 2010. This loss represents an increase of $60,676. This increase in loss is attributable to increased travel and exploratory costs, increased costs associated with regulatory reporting, and increases in professional fees and decreased interest income.

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

During the fiscal years ended December 31, 2010 the Company has been able to pay its expenses and costs through it cash on hand. As of December 31, 2011 had $190,340 in cash or cash equivalents compared to $267,758  at December 31, 2010.

Item 7a.  Quantitative and qualitative disclosures about market risk.

Since we have no assets other than cash in banks and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2011, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.  Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9a.  Controls and procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	POSITION(S)	DATE ELECTED OR APPOINTED
Juan S. Zabala	President, Secretary, Treasurer, Director	03/09/2011

Business Experience

Mr. Zabala, age 48, is an attorney whose practice is located in the city of Seville, Spain. He received his Degree in Law from the University of Sevilla in 1988. Was a partner in a law firm from 1988 to 1996, a partner in the Law Firm of Rivas, Romero & Zabala from 2001 to 2004, and has been the owner and director of the law firm Zabala & Associates since 2005. Has experience in litigation, civil law, criminal law, and commercial law.

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

    The following table sets forth as of December 31, 2011, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The  following  table sets forth the  shareholdings  of those  persons  who beneficially  own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on March 1, 2011, unless otherwise noted.

None

Security Ownership of Management.

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)

Juan A Zabala	210,000	4.9%
C/Valparaiso 23 1B
Sevilla, Spain 41013

All directors and
executive officers	210,000	4.9%
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

Director independence

We do not have any independent directors serving on our board of directors

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco’s annual financial statement and review of financial statements included in Oranco’s 10-K and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,125 for fiscal year ended 2011 and $5,375 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco’s financial statements that are not reported above were $ -0- for fiscal years ended 2011 and 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $0 for fiscal year ended 2011 and $125.00 for fiscal year ended 2010.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2011 and 2010.

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

Item 15. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

NONE

Exhibits

Exhibit Number	Description*

3.1 *	Initial Articles of Incorporation,

3.2 *	Articles of Amendment to the Articles of Incorporation,

3.3 *	By-Laws

10.1 **	2000 non-Qualified Key Man Stock Option Plan

10.2 **	Form of Option Certificate delivered in connection with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1****	Code of Ethics

101 ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

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

ORANCO, INC.

Date: March 21, 2011	S/ Juan S. Zabala
Juan A. Zabala
President, Secretary, Treasurer and Director

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 21, 2011	S/ Juan S. Zabala
Juan S. Zabala
President, Secretary,
Treasurer and Director

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine St, # 3
Certified Public Accountants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oranco, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Oranco, Inc. (A Development Stage Company) (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011, and the period June 16, 1977 (date of inception) to December  31, 2011.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. as of December 31, 2011 and 2010, and the results of  operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the period June 16, 1977 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Murray, Utah
March 9, 2012

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$190,340	$267,758

Total Current Assets	190,340	267,758

TOTAL ASSETS	$190,340	$267,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,025	$-

TOTAL CURRENT LIABILITIES	3,025	-

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,269,950 shares issued and outstanding at December, 31 2011 and 2010	4,270	4,270
Additional paid in capital	349,898	349,898
Deficit accumulated during the Development Stage	(166,853)	(86,410)
TOTAL STOCKHOLDERS’ EQUITY	187,315	267,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,340	$267,758

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	From Inception (June 16, 1977) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$-	$-	$-

General and administrative	81,614	29,473	337,512
Valuation adjustment - available-for-sale securities	-	-	30,401
Total operating expenses	81,614	29,473	367,913

Net loss from operations	(81,614)	(29,473)	(367,913)

Interest and contract income	1,171	9,706	201,060

Net loss	(80,443)	(19,767)	(166,853)

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.02)	$(0.00)

ORANCO, INC.
(Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock 1,000,000,000 shares authorized		Additional Paid-In Capital	Deficit accumulated during Development Stage
	Shares Issued	Par Value $.001 per share			Total
BALANCE, June 16, 1977 (inception)	-	$-	$-	$-	$-
Issuance of common stock for cash at $.034; July 9, 1982	231,300	231	7,594		7,825
Issuance of common stock for cash at $.079; November 12, 1982	143,650	144	11,199		11,343
Issuance of common stock for cash at $.025; December 12, 1983	40,000	40	960		1,000
Net loss for the year ended December 31, 1983				(20,168)	(20,168)
Issuance of common stock for cash at $.019; June 6, 1984	40,000	40	710		750
Net loss for the year ended December 31, 1984				(750)	(750)
Issuance of common stock for cash at $.019; January 15, 1985	40,000	40	710		750
Net loss for the year ended December 31, 1985				(750)	(750)
Issuance of common stock for cash at $.05; May 16, 1997	200,000	200	9,800		10,000
Net loss for the year ended December 31, 1997				(2,290)	(2,290)
Net loss for the year ended December 31, 1998				(7,710)	(7,710)
Issuance of common stock for cash at $.05; November 12, 1999	700,000	700	34,300		35,000
Net loss for the year ended December 31, 1999				(7,671)	(7,671)
Issuance of common stock for cash at $.10; June and July 2000	2,500,000	2,500	247,500		250,000
Issuance of common stock for cash at $.10; July 5, 2000	125,000	125	12,375		12,500
Net loss for the year ended December 31, 2000				(7,497)	(7,497)
Net income for the year ended December 31, 2001				11,247	11,247
Net income for the year ended December 31, 2002				3,910	3,910
Net loss for the year ended December 31, 2003				(15,238)	(15,238)
Net loss for the year ended December 31, 2004				(7,927)	(7,927)
Issuance of common stock for cash at $.10; March 2005	250,000	250	24,750		25,000
Net income for the year ended December 31, 2005				33,398	33,398
Net loss for the year ended December 31, 2006				(8,348)	(8,348)
Net loss for the year ended December 31, 2007				(19,884)	(19,884)
Net loss for the year ended December 31, 2008				(16,151)	(16,151)
BALANCE, December 31, 2008	4,269,950	4,270	349,898	(65,829)	288,339
Net loss for the year ended December 31, 2009				(814)	(814)
BALANCE, December 31, 2009	4,269,950	4,270	349,898	(66,643)	287,525
Net loss for the year ended December 31, 2010				(19,767)	(19,767)
BALANCE, December 31, 2010	4,269,950	4,270	349,898	(86,410)	267,758
Net loss for the year ended December 31, 2011				(80,443)	(80,443)
BALANCE, December 31, 2011	4,269,950	4,270	349,898	(166,853)	187,315

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	From Inception (June 16, 1977) to
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,443)	$(19,767)	$(166,853)
Changes in operating assets and liabilities:
Net change in accounts payable	3,025	(1,194)	3,025
Net cash (used in) provided by operating activities	(77,418)	(20,961)	(163,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in note receivable	-	200,000	-
Net cash provided by investing activities	-	200,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	354,168
Net cash provided by financing activities	-	-	354,168
			-
INCREASE (DECREASE) IN CASH	(77,418)	179,039	190,340

CASH AT BEGINNING OF PERIOD	267,758	88,719	-
			-
CASH AT END OF PERIOD	$190,340	$267,758	$190,340
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Accounting Method

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

On December 31, 2010, the Company had a net operating loss available for carryforward of $161,092.  The tax benefit of approximately $56,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating losses expire 20 years after they are incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $250,000, however they are considered to be in banks of high quality.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2011

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
December 31, 2011

3.  NOTE RECEIVABLE

On July 29, 2008 the Company advanced $200,000 under a Promissory Note agreement to a third party, with an annual interest rate of 4.75%. On August 23, 2010, the Company advanced $37,500 under another Promissory Note agreement to a third party, with an annual interest rate of 6%. These Notes were paid on December 1, 2010, including accrued interest of $4,592.

4. RELATED PARTY TRANSACTIONS

The President of the Company has acquired 4.9% of the issued and outstanding common stock.