Form 10-Q/A
period 2012-03-31
ORANCO INC
filed 2012-08-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 is to furnish March 31, 2012 Statement of Operations which was inadvertently omitted from the original filing of the March 31, 2012 Form 10Q.

No changes have been made to the Quarterly Report other than the furnishing of Statement of Operations for the period Ending March 31, 2012. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.  Accordingly, this amendment amends and restates Part II, Item 6 (Exhibits) to reflect the filing of these currently dated certifications. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended	For the three months ended	From Inception (June 16, 1977) to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$-	$-	$-

General and administrative	15,915	56,707	353,427
Valuation adjustment - available-for-sale securities	-	-	30,401
Total operating expenses	15,915	56,707	383,828

Net loss from operations	(15,915)	(56,707)	(383,828)

Interest and contract income	185	371	201,245

Net loss	(15,730)	(56,336)	(182,583)

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ORANCO, Inc.
[Registrant]

S/ Juan S. Zabala
Juan A. Zabala
President & Treasurer
August 10, 2012