Form 10-Q
period 2012-06-30
ORANCO INC
filed 2012-08-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2012

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2012
Common Stock, $0.001	4,269,950

INDEX

Page
Number
PART I.

ITEM 1. Financial Statements (unaudited)	4

Balance Sheets	5
June 30, 2012 and December 31, 2011

Statements of Operations	6
For the three and six months ended June 30, 2012 and 2011 and the period June 16, 1977 to June 30, 2012

Statements of Cash Flows	7
For the six months ended June 30, 2012 and 2011 and the period June 16, 1977 to June 30, 2012

Notes to Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualtitative Disclosures About Market Risk	11

ITEM 4T. Controls and Procedures	11

PART II.

ITEM 6. Exhibits	12

Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Oranco, Inc.  (a development stage company) at June 30, 2012 and December 31, 2011, and the related  statement of operations for the three and six months and the statement of cash flows for the three months,  ended June 30, 2012 and 2011 and the period June 16, 1977 to June 30, 2012 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

ORANCO, INC.
(Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$152,628	$190,340

Total Current Assets	152,628	190,340

TOTAL ASSETS	$152,628	$190,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$3,025

TOTAL CURRENT LIABILITIES	-	3,025

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,269,950 shares issued and outstanding at June 30, 2012 and December 31, 2011	4,270	4,270
Additional paid in capital	349,898	349,898
Deficit accumulated during the Development Stage	(201,540)	(166,853)
TOTAL STOCKHOLDERS’ EQUITY	152,628	187,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,628	$190,340

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	From Inception (June 16, 1977) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$-	$-	$	$	$-

General and administrative	19,106	15,418	35,021	72,125	372,533
Valuation adjustment - available-for-sale securities	-	-			30,401
Total operating expenses	19,106	15,418	35,021	72,125	402,934

Net loss from operations	(19,106)	(15,418)	(35,021)	(72,125)	(402,934)

Interest and contract income	149	306	334	677	201,394

Net loss	(18,957)	(15,112)	(34,687)	(71,448)	(201,540)

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended	For the six months ended	From Inception (June 16, 1977) to
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,687)	$(71,448)	$(201,540)
Changes in operating assets and liabilities:
Net change in accounts payable	(3,025)	4,470	-
Net cash (used in) provided by operating activities	(37,712)	(66,978)	(201,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in note receivable	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	354,168
Net cash provided by financing activities	-	-	354,168
			-
INCREASE (DECREASE) IN CASH	(37,712)	(66,978)	152,628

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,340	267,758	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,628	$200,780	$152,628
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

On June 30, 2012, the Company had a net operating loss available for carryforward of $195,779.  The tax benefit of approximately $68,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating losses expire 20 years after they are incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $250,000, however they are considered to be in banks of high quality.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2012
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
June 30, 2012
(Unaudited)

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

Three and six Month Period Ended June 30, 2012 and 2011

The Company did not generate any revenue during the three and six months ended June 30, 2012 and 2011. It has interest income of $149 and $306 for the three months and $334 and $677 for the six months, respectively, ended June 30, 2012 and 2011.

General and administrative expenses were $19,106 and $15,418 for the three months and $35,021 and $72,125 for the  six months, respectively, ended June 30, 2012 and 2011. The increase in expenses for the three months ended June 30, 2012 were largely due to increased consultant's  travel expenses and increases in accounting, legal, other professional costs. As a result of the foregoing, the Company realized net losses of $18,957 and $15,112 for the three months and $34,687 and $71,448 for the six months, respectively, ended June 30, 2012.  The Company’s increased net loss is attributable to increased travel expenses and an increase in ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At June 30, 2012, assets consisted of $152,628 in cash compared to $190,340 on December 31, 2011. As of June 30, 2012 the Company had no liabilities.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2012, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2012) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During July 2012 the matter was settled between the parties, without either party admitting any liability and the matter was dismissed with prejudice by the Third District Court.

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
August 10, 2012