Form 10-Q
period 2012-09-30
ORANCO INC
filed 2012-11-14
CIK 1098996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2012

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________
Commission File number              000-28181

ORANCO, INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 E. Murray Holladay Rd, Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

702-834-9810
Registrant's telephone number, including area code

_________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                                                             Outstanding as of November 1, 2012
           Common  Stock, $0.001                                                    4,269,950

INDEX
		Page Number

PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheets	4
	September 30, 2012 and December 31, 2011

	Condensed Statements of Operations	5
	For the three and nine months ended September 30, 2012 and 2011 and the period June 16, 1977 to September 30, 2012

	Condensed Statements of Cash Flows
	For the nine months ended September 30, 2012 and 2011 and the period June 16, 1977 to September 30, 2012	6

	Notes to Dondensed Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	11

ITEM 4T.	Controls and Procedures	11

PART II.

ITEM 1.	Legal Proceedings	12

ITEM 6. Exhibits		12

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Oranco, Inc.  (a development stage company) at September 30, 2012 and December 31, 2011, and the related condensed statement of operations for the three and nine months and the condensed statement of cash flows for the nine months, ended September 30, 2012 and 2011 and the period June 16, 1977 to September 30, 2012 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

ORANCO, INC.
(Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$45,871	$190,340
Note and interest receivable	91,073	190,340

Total Current Assets	136,944	190,340

TOTAL ASSETS	$136,944	$190,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,168	$3,025

TOTAL CURRENT LIABILITIES	4,168	3,025

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,269,950 shares issued and outstanding at September 30, 2012 and December 31, 2011	4,270	4,270
Additional paid in capital	349,898	349,898
Deficit accumulated during the development stage	(221,392)	(166,853)
TOTAL STOCKHOLDERS’ EQUITY	132,776	187,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,944	$190,340

The accompanying notes are an integral part of these condensed financial statements

ORANCO, INC.
(Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From Inception (June 16, 1977) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$-	$-	$	$	$-

General and administrative	8,435	1,892	43,456	74,017	380,968
Valuation adjustment - available-for-sale securities	-	-	-	-	30,401
Total operating expenses	8,435	1,892	43,456	74,017	411,369

Net loss from operations	(8,435)	(1,892)	(43,456)	(74,017)	(411,369)

Other (Expense) Income:
Settlement of lawsuit	(12,500)	-	(12,500)	-	(12,500)
Interest and contract income	1,083	282	1,417	959	202,477

Net loss	(19,852)	(1,610)	(54,539)	(73,058)	(221,392)

Weighted average number of shares outstanding - basic and diluted	4,269,950	4,269,950	4,269,950	4,269,950

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements

ORANCO, INC.
(Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended	For the nine months ended	From Inception (June 16, 1977) to
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,539)	$(73,058)	$(221,392)
Changes in operating assets and liabilities:
Net change in interest receivable	(1,073)		(1,073)
Net change in accounts payable	1,143	-	4,168
Net cash (used in) provided by operating activities	(54,469)	(73,058)	(218,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(90,000)	-	(90,000)
Net cash provided by investing activities	(90,000)	-	(90,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	354,168
Net cash provided by financing activities	-	-	354,168
			-
INCREASE (DECREASE) IN CASH	(144,469)	(73,058)	45,871

CASH AT BEGINNING OF PERIOD	190,340	267,758	-
			-
CASH AT END OF PERIOD	$45,871	$194,700	$45,871
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

On September 30, 2012, the Company had a net operating loss available for carryforward of $215,631.  The tax benefit of approximately $75,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating losses expire 20 years after they are incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $250,000, however they are considered to be in banks of high quality.

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2012
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. As of September 30, 2012, the Company had no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

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

ORANCO, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2012
(Unaudited)

3. NOTE RECEIVABLE

On July 5, 2012 the Company advanced $90,000 under a note receivable agreement to a third party, with a 5% annual interest rate, and maturity and interest due on September 30, 2012 (this maturity date was subsequently extended to December 31, 2012). Any overdue installment of interest or principal shall bear interest at 12% per annum. Interest receivable of $1,073 has been accrued to September 30, 2012.

4. SETTLEMENT OF LAWSUIT

On July 18, 2012, the Company entered into an order of dismissal with prejudice, whereby the plaintiff’s complaint, claims, and causes of action against the Company were dismissed with prejudice, for payment of $12,500.

5. RELATED PARTY TRANSACTIONS

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

Results of Operations.

Other than restoring and maintaining its good  corporate  standing in the State  of  Nevada,  obtaining an audit of the Company’s financial statements, submitting the Company’s common stock for quotation on the NASD OTC Bulleting Board, the filing of  a Form 10 Registration, and the completion of a private placement, the Company has had no material business operations and in the two most recent calendar years, it activities have been limited toevaluating possible merger or acquisition candidates..

Three and nine Month Period Ended June 30, 2012 and 2011

The Company did not generate any revenue during the three and nine months ended September 30, 2012 and 2011. It had interest income of $1,083 and $282 for the three months and $1,417 and $959 for the nine months, respectively, ended September 30, 2012 and 2011.

General and administrative expenses were $8,435 and $1,892 for the three months and $43,456 and $74,017 for the  nine months, respectively, ended September 30, 2012 and 2011. The increase in expenses for the three months ended September 30, 2012 were largely due to increased consultant's  travel expenses and increases in accounting, legal, other professional costs. In addition, the Company settled an outstand lawsuit (See Part II, Item 1 below) for $12,500. As a result of the foregoing, the Company realized net losses of $19,852 and $1,610 for the three months and $54,5397 and $73,058 for the nine months, respectively, ended September 30, 2012.  The Company’s increased net loss is attributable to increased travel expenses, an increase in ongoing professional costs associated with preparing the Company’s public reports, and settlement of an outstanding lawsuit.

Liquidity and Capital Resources

At September 30, 2012, assets consisted of $45,871 in cash and $91,073 in notes receivable, including accrued interest, compared to $190,340 in cash on December 31, 2011. As of September 30, 2012, the Company had $4,168 in accounts payable.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2012, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2012) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During July 2012 the matter was settled between the parties for the sum of $12,500 paid to Plaintiff, without either party admitting any liability, and the matter was dismissed with prejudice by the Third District Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.
101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

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

/s/ Juan S Zabala
Juan S. Zabala
President & Treasurer
November 14, 2012