Form 10-K
period 2012-12-31
ORANCO INC
filed 2013-03-20
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2012

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
Yes  [X]    No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

March 1, 2013
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

TABLE OF CONTENTS

PART 1.

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 1A.	RISK FACTORS	8

ITEM 2.	DESCRIPTION OF PROPERTIES	11

ITEM 3.	LEGAL PROCEEDINGS	11

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
	ISSUER PURCHASES OF EQUITY SECURITY	12

ITEM 6.	SELECTED FINANCIAL DATA	12

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 8.	FINANCIAL STATEMENTS	14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	14

ITEM 9A	CONTROLS AND PROCEDURES	14

ITEM 9B.	OTHER INFORMATION	15

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	15

ITEM 11.	EXECUTIVE COMPENSATION	17

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	INDEPENDENCE	18

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

PART IV

ITEM 15.	EXHIBITS	19

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

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

●	is not listed on a national securities exchange or Nasdaq;

●	is listed in “pink sheets” or on the NASD OTC Bulletin Board;

●	has a price per share of less than $5.00; and

●	is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

●	determination of the purchaser’s investment suitability;

●	delivery of certain information and disclosures to the purchaser; and

●	receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

●	such rules may materially limit or restrict the ability to resell our common stock, and

●	the liquidity typically associated with other publicly traded equity securities may not exist.

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

On July 18, 2012, the Company settled a dispute with an individual for $12,500. The lawsuit was dismissed with prejudice. The Company is not involved in any other litigation.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  with  reviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay from its  cash  resources. As of December 31, 2012, it had $131,005 in cash or notes receivable. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person  regarding  any venture.

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

Year ended December 31, 2012 compared to year ended December 31, 2011

Interest, for the year ended December 31, 2012 were $2,547 compared to $1,171  for the year ended December 31, 2011, a 117 % increase, which is attributable to increased interest income. The Company had no other revenue.

Expenses for the year ended December 31, 2012 were $56,807 compared to $81,614 for the year ended December 31, 2011. This represents a decrease of $24,807 or 30.3% and is attributable to a decrease in travel and exploratory costs incurred and decreases in professional fees. In addition, $12,500 was paid to settle the Wagner lawsuit, a one time expense.

Net loss for the year ended December 31, 2012 was $66,760 compared to a net loss of $80,443  for the year ended December 31, 2011. This loss represents an decrease of $13,683 of 17.0%. This decrease in loss is attributable to decreased travel and exploratory costs, decreased costs associated with regulatory reporting, and decreases in professional fees, travel and exploratory costs and increased interest income.

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
During the fiscal years ended December 31, 2011 and 2012 the Company has been able to pay its expenses and costs through its cash on hand. As of December 31, 2012 The Company had $131,005 in cash or notes receivable compared to $190,340 and accounts payable of $10,450 and $3,025 at December 31, 2012 and 2011, respectively.

Item 7a.  Quantitative and qualitative disclosures about market risk.

Since we have no assets other than cash in banks and notes receivable and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

Item 8.  Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9a.  Controls and procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	POSITION(S)	DATE ELECTED OR APPOINTED

Juan S. Zabala	President, Secretary,
	Treasurer, Director	03/09/2011

Claudio Gianascio	Director	01/12/2013

Business Experience

Mr. Zabala, age 49, is an attorney whose practice is located in the city of Seville, Spain. He received his Degree in Law from the University of Sevilla in 1988. Was a partner in a law firm from 1988 to 1996, a partner in the Law Firm of Rivas, Romero & Zabala from 2001 to 2004, and has been the owner and director of the law firm Zabala & Associates since 2005. Has experience in litigation, civil law, criminal law, and commercial law.

Mr. Gianascio , age 53, has been the owner and director of Green Park Corporation LLP, a London based financial advisory firm since 2005. From 1999 until March 2011, he was President, Secretary, Treasurer and Director of Oranco. Mr.  Gianascio holds a Masters Degree in Economics which he received from the University of Geneva, Switzerland and was a Fiduciario Finanziario within the state of Ticino, Switzerland.

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

    The following table sets forth as of December 31, 2012, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The  following  table sets forth the  shareholdings  of those  persons  who beneficially  own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on March 1, 2012, unless otherwise noted.

None

Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:
	Number of	Percentage of
Name and Address	Shares Beneficially Owned	of Class (1)

Juan A Zabala	210,000	4.9%
C/Valparaiso 23 1B
Sevilla, Spain 41013

Claudio Gianascio	200,000	4.7%
La Pleta de Sant Pere
El Tarter, Canillo, Andorra
All directors and
executive officers	410,000	9.6%
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

Director independence

We do not have any independent directors serving on our board of directors

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco’s annual financial statement and review of financial statements included in Oranco’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,730 for fiscal year ended 2012 and $6,125 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco’s financial statements that are not reported above were $ -0- for fiscal years ended 2012 and 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2012 and 2011.

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

Item 15. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

NONE

Exhibits

3.1	Initial Articles of Incorporation

3.2 *	Articles of Amendment to the Articles of Incorporation,

3.3 *	By-Laws

10.1 **	2000 non-Qualified Key Man Stock Option Plan

10.2 **	Form of Option Certificate delivered in connection
with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1****	Code of Ethics

101 INS	XBRL Instance Document*****

101 SCH	XBRL Schema Document*****

101 CAL	XBRL Calculation Linkbase Document*****

101 LAB	XBRL Labels Linkbase Document*****

101 PRE	XBRL Presentation Linkbase Document*****

101 DEF	XBRL Definition Linkbase Document*****

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

*****The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
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

ORANCO, INC.

Date: March 19, 2013	S/ Juan S. Zabala____________________
Juan S. Zabala
President, Secretary, Treasurer and Director

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 19, 2013	S/ Juan S. Zabala____________________
Juan S. Zabala
President, Secretary,
Treasurer and Director

S/ Claudio Gianascio
Claudio Gianascio
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oranco, Inc.

We have audited the accompanying financial statements of Oranco, Inc. (a Nevada corporation and development stage company) which comprise the balance sheet as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board (United States) and in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Other Matter

The financial statements of Oranco, Inc, as of December 31, 2011, were audited by other auditors whose report dated March 9, 2012, expressed an unmodified opinion on those statements.

S/ Burnham & Schumm, P.C.
Burnham & Schumm, P.C.
Salt Lake City, Utah
March 12, 2013

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
Assets

Current Assets:
Cash	$39,881	$190,340
Note receivable, net of allowance of $-0-	90,000	--
Interest receivable	1,124	--

Total current assets	131,005	190,340

Total Assets	$131,005	$190,340

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$10,450	$--
Accounts payable	--	3,025

Total current liabilities	10,450	3,025

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(233,613)	(166,853)

Total Stockholders' Equity	120,555	187,315

Total Liabilities and Stockholders' Equity	$131,005	$190,340

The accompanying notes are an integral
part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 AND 2011

			For the
			Period
			June 16, 1977
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$--	$--	$--

Expenses, general
and administrative	56,807	81,614	394,319
Valuation adjustment - available for sale securities	--	--	30,401

Operating loss	(56,807)	(81,614)	(424,720)

Other income (expense):
Litigation settlement	(12,500)	--	(12,500)
Interest and contract income	2,547	1,171	203,607

Loss before provision for income taxes	(66,760)	(80,443)	(233,613)

Provision for income taxes	--	--	--

Net loss	$(66,760)	$(80,443)	$(233,613)

Net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral
part of the financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 16, 1977 (INCEPTION) THROUGH DECEMBER 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Issuance of common stock for
cash at $.034 on
July 9, 1982	231,300	$231	$7,594	$--

Issuance of common stock for
cash at$.079 on
November 12, 1982	143,650	144	11,199	--

Issuance of common stock for
cash at $.025 on
December 12, 1983	40,000	40	960	--

Issuance of common stock for
cash at $.019 on
June 6, 1984	40,000	40	710	--

Issuance of common stock for
cash at $.019 on
January 15, 1985	40,000	40	710	--

Issuance of common stock for
cash at $.05 on
May 16, 1997	200,000	200	9,800	--

The accompanying notes are an integral
part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 16, 1977 (INCEPTION) THROUGH DECEMBER 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Issuance of common stock for
cash at $.05 on
November 12, 1999	700,000	$700	$34,300	--

Issuance of common stock for
cash at $.10 during
June and July 2000	2,500,000	2,500	247,500	--

Issuance of common stock for
cash at $.10 on
July 5, 2000	125,000	125	12,375	--

Issuance of common stock for
cash at $.10 during
March 2005	250,000	250	24,750	--

Net loss accumulated for the
period June 16, 1977 (inception)
through December 31, 2010	--	--	--	(86,410)

Balance, December 31, 2010	4,269,950	4,270	349,898	(86,410)

Net loss for the year ended
December 31, 2011	--	--	--	(80,443)

Balance December 31, 2011	4,269,950	4,270	349,898	(166,853)

Net loss for the year ended
December 31, 2012	--	--	--	(66,760)

Balance, December 31, 2012	4,269,950	$4,270	$349,898	$(233,613)

The accompanying notes are an integral
part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

			For the
			Period
			June 16, 1977
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012

Cash flows from
operating activities:
Net loss	$(66,760)	$(80,443)	$(233,613)
Adjustments to reconcile net
loss to cash provided by
operating activities:
Increase in interest receivable	(1,124)	--	(1,124)
Increase in accounts payable	7,425	3,025	10,450

Net cash used by
operating activities	(60,459)	(77,418)	(224,287)
Cash flows from
investing activities:
Investment in note receivable	(90,000)	--	(90,000)
Cash flows from
financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(150,459)	(77,418)	39,881

Cash, beginning of period	190,340	267,758	--

Cash, end of period	$39,881	$190,340	$39,881
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral
part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.             Summary of Business and Significant Accounting Policies

a.         Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 16, 1977.  The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned and the Company has remained inactive since that time. The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by FASB ASC 915 (formerly Statement of Financial Accounting Standards (SFAS) No. 7).

b.        Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB. ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.

c.         Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

Notes to Financial Statements – Continued

d.        Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

e.         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

f.         Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2012 and 2011, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.              Note Receivable

On July 5, 2012, the Company advanced $90,000 for an unsecured note receivable due from a non-related party. The note bears interest at 5% and is due March 31, 2013.

Notes to Financial Statements - Continued

3.             Warrants and Stock Options

 No options or warrants are outstanding to acquire the Company's common stock.

4.             Income Taxes

At December 31, 2012, and 2011, the Company had net deferred tax assets of $79,428, and $56,730, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at December 31, 2012 and 2011:

	2012	2011
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2012	2011
Expected tax benefit using
regular rates	$(22,698)	$(27,351)
State minimum tax	--	--
Valuation allowance	22,698	27,351
Tax Provision	$--	$--

The Company has loss carry forwards totaling $233,613 that may be offset against future federal income taxes. If not used, the carry forwards will expire 20 years after they are incurred.

Notes to Financial Statements - Continued

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended December 31, 2012 and 2011. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2012 and 2011.

5.             Office Rent

The Company’s board of directors approved a 24 month office lease at $475 per month to a current director of the Company. The amount owed and expensed at December 31, 2012 is $10,450. The remaining $950 will be expensed in year ending 2013.

6.             Litigation Settlement

On July 18, 2012, the Company settled a dispute with an individual for $12,500. The lawsuit was dismissed with prejudice.

7.             Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through March 20, 2013 the date on which the financial statements were available to be issued.