Form 10-Q
period 2013-03-30
ORANCO INC
filed 2013-05-10
CIK 1098996

Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2013

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File number 000-28181

ORANCO,  INC.
(Exact name of registrant as specified in charter)

Neveda	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 E. Murray Holladay Rd, Suite 100, Salt Lake City, Utah	84417
(Address of principal executive offices)	(Zip Code)

702-583-7248
Registrant's telephone number, including area code

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

dicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2013
Common Stock, $0.001	4,269,950

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at March 31, 2013 and December 31, 2012, and the related  statement of operations  and the  statement of cash flows for the three months, ended March 31, 2013 and 2012 and the period June 16, 1977 to March 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three months ended March 31, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
Assets

Current Assets:
Cash	$29,444	$39,881
Note receivable, net of allowance of $-0-	90,000	90,000
Interest receivable	1,109	1,124

Total current assets	120,553	131,005

Total Assets	$120,553	$131,005

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$--	$10,450
Accounts payable	10,455	--

Total current liabilities	10,455	10,450

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage

Total Stockholders' Equity	110,098	120,555

Total Liabilities and Stockholders' Equity

	$120,553	$131,005

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 16, 1977
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenues	$--	$--	$--

Expenses, general and administrative	11,570	15,915	405,889

Valuation adjustment - available for sale securities	--	--	30,401

Operating loss	(11,570)	(15,915)	(436,290)

Other income (expense):
Litigation settlement	--	--	(12,500)
Interest and contract income	1,113	185	204,720

Loss before provision for income taxes	(10,457)	(15,730)	(244,070)

Provision for income taxes	--	--	--

Net loss	$(10,457)	$(15,730)	$(244,070)

Net loss per share	$--	$--

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(10,457)	$(15,730)	$(244,070)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in interest receivable	15	--	(1,109)
Increase in accounts payable	5	(3,025)	10,455
Net cash used by operating activities	(10,437)	(18,755)	(234,724)

Cash flows from investing activities:
Investment in note receivable	--	--	(90,000)

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(10,437)	(18,755)	39,881

Cash, beginning of period	39,881	190,340	--

Cash, end of period	$29,444	$171,585	$29,444
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and December 31, 2012, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Note Receivable

On July 5, 2012, the Company advanced $90,000 for an unsecured note receivable due from a non-related party. The note bears interest at 5% and is due June 30, 2013.

3.           Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

4.           Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $233,613 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

5.           Office Rent

The Company’s board of directors approved a 24 month office lease at $475 per month to a current director of the Company. The amount owed and expensed at December 31, 2012 is $10,450. The remaining $950 has been expensed in the first quarter of 2013

6.   Litigation Settlement

On July 18, 2012, the Company settled a dispute with an individual for $12,500. The lawsuit was dismissed with prejudice and expensed in the third quarter of 2012.

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

Results of Operations.

Other than restoring and maintaining its good  corporate  standing in the State  of  Nevada,  obtaining an audit of the Company’s financial statements, submitting the Company’s common stock for quotation on the NASD OTC Bulleting Board, the filing of  a Form 10 Registration, and the completion of a private placement, the Company has had no material business operations and in the two most recent calendar years, it activities have been limited to evaluating possible merger or acquisition candidates..

Three Month Period Ended March 31, 2013 and 2012

The Company did not generate any revenue during the three months ended March 31, 2013 and 2012. It had interest income of $1,113 and $185 for the three months ended March 31, 2013 and 2012, the increase of which is attributable to increased interest income.

General and administrative expenses were $11,570 and $15,915 for the three months ended March 31, 2013 and 2012 . The decrease in expenses for the three months ended March 31, 2013 were largely due to decreased consultant's travel expenses offset by some increases in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $10,457 and $15,730 for the three months ended March 31, 2013 and 2012.  The Company’s decreased net loss is attributable to increased interest income and  decreased travel expenses offset by an increase in ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At March 31, 2013, assets consisted of $29,444 in cash and $91,109 in notes and interest  receivables compared to $39,881 in cash and $91,124 in notes and interest  receivables on December 31, 2012. As of March 31, 2013, the Company had $10,455 in accounts payable.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2013, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2013) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 18, 2012, the Company settled a dispute with an individual for $12,500. The lawsuit was dismissed with prejudice and expensed in the third quarter of 2012. The Company has no other litigation or threatened litigation.

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

S/ Juan S Zabala
Juan S. Zabala
President & Treasurer
    May 9, 2013