Form 10-Q
period 2013-06-30
ORANCO INC
filed 2013-07-12
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2013

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of July 1, 2013
Common Stock, $0.001	4,269,950

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at June 30, 2013 and December 31, 2012, and the related  statement of operations for the three and six months  and the  statement of cash flows for the six months, ended June 30, 2013 and 2012 and the period June 16, 1977 to June 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
Assets

Current Assets:
Cash	$16,319	$39,881
Note receivable, net of allowance of $-0-	90,000	90,000
Interest receivable	1,122	1,124

Total current assets	107,441	131,005

Total Assets	$107,441	$131,005

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$--	$10,450

Total current liabilities	--	10,450

Stockholders' Equity:

Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(246,727)	(233,613)

Total Stockholders' Equity	107,441	120,555

Total Liabilities and Stockholders' Equity	$107,441	$131,005

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 16, 1977
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenues	$--	$--	$--	$--	$--

Expenses, general
and administrative	3,783	19,106	15,353	35,021	409,671
Valuation adjustment - available
for sale securities	--	--	--	--	30,401

Operating loss	(3,783)	(19,106)	(15,353)	(35,021)	(440,072)

Other income (expense):
Litigation settlement	--	--	--	--	(12,500)
Interest and contract income	1,125	149	2,238	334	205,845

Loss before provision
for income taxes	(2,658)	(18,957)	(13,115)	(34,687)	(246,727)

Provision for income taxes	--	--	--	--	--

Net loss	$(2,658)	$(18,957)	$(13,115)	$(34,687)	$(246,727)

Net loss per share	$--	$--	$--	$(0.01)

Weighted average shares
outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2013	2012	2013

Cash flows from
operating activities:
Net loss	$(13,115)	$(34,687)	$(246,727)
Adjustments to reconcile net
loss to cash provided by
operating activities:
(Increase) decrease in interest receivable	3	--	(1,122)
Increase in accounts payable	(10,450)	(3,025)	--

Net cash used by
operating activities	(23,562)	(37,712)	(247,849)
Cash flows from
investing activities:
Investment in note receivable	--	--	(90,000)
Cash flows from
financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(23,562)	(37,712)	16,319

Cash, beginning of period	39,881	190,340	--

Cash, end of period	$16,319	$152,628	$16,319
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2013 and December 31, 2012, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Note Receivable

On July 5, 2012, the Company advanced $90,000 for an unsecured note receivable due from a non-related party. The note bears interest at 5% and is due June 30, 2013. The note and accrued interest totaling $91,122 was paid on July 2, 2013.

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

Plan of Operations.

     The Company has not engaged in any material operations or had any revenues from operations  since inception.  The  Company's  plan of operation  for the next 12  months is to  continue  to seek the  acquisition  of assets,  properties  or  businesses  that  may  benefit  the  Company  and  its stockholders. Management has recently focused is efforts in Europe, Africa, and South America both because management is located Europe and because management believes that the Company can locate superior acquisition opportunities in these geographical areas. Management has held talk with various parties regarding a merger or acquisition. However, no definitive agreement as to any such has been reached, at this time. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

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

Three and six Month Period Ended June 30, 2013 and 2012

The Company did not generate any revenue during the three and six months ended June 30, 2013 and 2012, respectively. It had interest income of $1,125 and $149 for the three months  and $2,238 and $334 for the  six months ended June 30, 2013 and 2012, respectively, the increase of which is attributable to increased interest income.

General and administrative expenses were $3,783 and $19,106 for the three months and $15,353 and $35,021 for the six months ended June 30, 2013 and 2012, respectively . The decrease in expenses for the three and six months ended June 30, 2013 were largely due to decreased consultant's travel expenses and office expenses somewhat offset by some increases in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $2,658 and $18,957 for the three months and $13,115 and $34,687 for the six months ended June 30, 2013 and 2012, respectively.  The Company’s decreased net loss is attributable to increased interest income and  decreased travel and office expenses somewhat offset by an increase in ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At June 30, 2013, assets consisted of $16,319 in cash and $91,122 in notes and interest  receivables compared to $39,881 in cash and $91,124 in notes and interest  receivables on December 31, 2012. As of June 30, 2013, the Company had $-0- in accounts payable. On July 2, 2013 the outstanding note receivable was paid in full, with accrued interest.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2013, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2013) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ORANCO, Inc.
[Registrant]

/S/ Juan S Zabala
Juan S. Zabala
July 10, 2013	President & Treasurer