Form 10-Q
period 2013-09-30
ORANCO INC
filed 2013-11-12
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of October 1, 2013
Common Stock, $0.001	4,269,950

INDEX

		Page Number

PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	September 30, 2013 and December 31, 2012

	Statements of Operations	5
	For the three and nine months ended September 30, 2013 and 2012 and the period June 16, 1977 to September 30, 2013

	Statements of Cash Flows	6
	For the nine months ended September 30, 2013 and 2012 and the period June 16, 1977 to September 30, 2013

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	11

ITEM 4T.	Controls and Procedures	11

PART II.

ITEM 6.	Exhibits	12

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at September 30, 2013 and December 31, 2012, and the related  statement of operations for the three and nine months  and the  statement of cash flows for the nine months, ended September 30, 2013 and 2012 and the period June 16, 1977 to September 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
Assets

Current Assets:
Cash	$89,093	$39,881
Note receivable, net of allowance of $-0-	--	90,000
Interest receivable	--	1,124
Prepaid expenses	4,880	--

Total current assets	93,973	131,005

Total Assets	$93,973	$131,005

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$1,235	$10,450

Total current liabilities	1,235	10,450

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during thedevelopment stage	(261,430)	(233,613)

Total Stockholders' Equity	92,738	120,555

Total Liabilities and Stockholders' Equity	$93,973	$131,005

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 16, 1977
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	14,724	8,435	30,077	43,456	424,396

Valuation adjustment - available for sale securities	--	--	--	--	30,401

Operating loss	(14,724)	(8,435)	(30,077)	(43,456)	(454,797)

Other income (expense):
Litigation settlement	--	(12,500)	--	(12,500)	(12,500)
Interest and contract income	22	1,083	2,260	1,417	205,867

Loss before provision for income taxes	(14,702)	(19,852)	(27,817)	(54,539)	(261,430)

Provision for income taxes	--	--	--	--	--

Net loss	$(14,702)	$(19,852)	$(27,817)	$(54,539)	$(261,430)

Net loss per share	$--	$--	$(0.01)	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(27,817)	$(54,539)	$(261,430)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) in prepaid expenses	(4,880)	--	(4,880)
(Increase) decrease in interest receivable	1,124	(1,073)	--
Increase (decrease) in accounts payable	(9,215)	1,143	1,235

Net cash used by operating activities	(40,788)	(54,469)	(265,075)
Cash flows from investing activities:
Investment (maturity) in note receivable	90,000	(90,000)	--
Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	49,212	(144,469)	89,093

Cash, beginning of period	39,881	190,340	--

Cash, end of period	$89,093	$45,871	$89,093
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 and December 31, 2012, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

5.           Office Rent

The Company’s board of directors approved an office lease at $475 per month to a current director of the Company through September 30, 2013. The amount owed and expensed at December 31, 2012 is $10,450. The amount expensed through September 30, 2013 is $4,275.

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

Three and nine Month Period Ended September 30, 2013 and 2012

The Company did not generate any revenue during the three and nine months ended September 30, 2013 and 2012, respectively. It had interest income of $22 and $1,083 for the three months  and $2,260 and $1,417 for the  nine months ended September 30, 2013 and 2012, respectively, the decrease of which for the three months is attributable to decreased interest income.

General and administrative expenses were $14,724 and $8,435 for the three months and $30,077 and $43,456 for the nine months ended September 30, 2013 and 2012, respectively . The increase in expenses for the three and decrease for the nine months ended September 30, 2013 were largely due to increase in  travel expenses and office expenses somewhat offset by some increases or decreases, as the case may be, in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $14,702 and $19,852 for the three months and $27,817 and $54,539 for the nine months ended September 30, 2013 and 2012, respectively.  The Company’s decreased net loss is attributable to decreased travel and office expenses somewhat offset by an increase in ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At September 30, 2013, assets consisted of $89,093 in cash and $4,880 in prepaid expenses compared to $39,881 in cash and $91,124 in notes and interest  receivables on December 31, 2012. As of September 30, 2013, the Company had $1,235 in accounts payable. On July 2, 2013 the outstanding note receivable was paid in full, with accrued interest.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $30,000 to $40,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2013, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2013) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Juan S. Zabala
Juan S. Zabala
President & Treasurer

November 11, 2013