Form 10-Q
period 2014-03-31
ORANCO INC
filed 2014-05-06
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2014

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to  ________

Commission File number   000-28181

ORANCO,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1981 E. Murray Holladay Rd, Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2014
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	March 31, 2014 and December 31, 2013
		5
	Statements of Operations
	For the three months ended March 31, 2014 and 2013 and the period June 16, 1977 to March 31, 2014	6

	Statements of Cash Flows	7
	For the three months ended March 31, 2014 and 2013 and the period June 16, 1977 to March 31, 2014

	Notes to Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	10

ITEM 4T.	Controls and Procedures	10

PART II.

ITEM 6.	Exhibits	11

	Signatures	11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at March 31, 2014 and December 31, 2013, and the related  statement of operations  and the  statement of cash flows for the three months, ended March 31, 2014 and 2013 and the period June 16, 1977 to March 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three months ended March 31, 2014, are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
Assets

Current Assets:
Cash	$82,145	$86,337
Prepaid expenses	4,880	4,880

Total current assets	87,025	91,217

Total Assets	$87,025	$91,217

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$--	$1,425
Accounts payable	8,345	1,400

Total current liabilities	8,345	2,825

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized,4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(275,488)	(265,776)

Total Stockholders' Equity	78,680	88,392

Total Liabilities and Stockholders' Equity	$87,025	$91,217

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 16, 1977
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenues	$--	$--	$--

Expenses, general and administrative	9,722	11,570	438,475

Valuation adjustment - available for sale securities	--	--	30,401

Operating loss	(9,722)	(11,570)	(468,876)

Other income (expense):
Litigation settlement	--	--	(12,500)
Interest and contract income	10	1,113	205,888

Loss before provision for income taxes	(9,712)	(10,457)	(275,488)

Provision for income taxes	--	--	--

Net loss	$(9,712)	$(10,457)	$(275,488)

Net loss per share	$--	$--

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(9,712)	$(10,457)	$(275,488)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) in prepaid expenses	--	--	(4,880)
(Increase) decrease in interest receivable	--	15	--
Increase in accounts payable	5,520	5	8,345

Net cash used by operating activities	(4,192)	(10,437)	(272,023)

Cash flows from investing activities:	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(4,192)	(10,437)	82,145

Cash, beginning of period	86,337	39,881	--

Cash, end of period	$82,145	$29,444	$82,145
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements – Continued

f.           Fair Value of Financial Instruments

 ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014 and December 31, 2013, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.           Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

3.           Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $265,776 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

4.           Office Rent

The Company’s board of directors approved a $475 per month office rent to a current director of the Company. The amount expensed for the three-months ended at March 31, 2014 and 2013 amounted to $1,425 and $950, respectively.

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

Three Month Period Ended March 31, 2014 and 2013

The Company did not generate any revenue during the three months ended March 31, 2014 and 2013. It had interest income of $10 and $1,113 for the three months ended March 31, 2014 and 2013, the decrease of which is directly attributable to decreased interest income.

General and administrative expenses were $9,722 and $11,570 for the three months ended March 31, 2014 and 2013 . The decrease in expenses for the three months ended March 31, 2014 were largely due to decreased consultant's travel expenses offset by some increases in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $9,712 and $10,457  for the three months ended March 31, 2014 and 2013.  The Company’s decreased net loss is attributable to decreased travel expenses offset by an increase in ongoing professional costs associated with preparing the Company’s public reports..

Liquidity and Capital Resources

At March 31, 2014, assets consisted of $82,145 in cash and $4,880 in prepaid expenses compared to $86,337 in cash and $4,880 in prepaid expenses on December 31, 2013. As of March 31, 2014, the Company had $8,345 in accounts payable.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2014, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2014) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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
May 5, 2014