Form 10-Q
period 2014-06-30
ORANCO INC
filed 2014-08-06
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2014
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	June 30, 2014 and December 31, 2013

	Statements of Operations
	For the three and six months ended June 30, 2014 and 2013 and the period June 16, 1977 to June 30, 2014	5

	Statements of Cash Flows
	For the six months ended June 30, 2014 and 2013 and the period June 16, 1977 to June 30, 2014	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	10

ITEM 4T.	Controls and Procedures	10

PART II.

ITEM 1.	Legal Proceedings	10

ITEM 6.	Exhibits	10

	Signatures	11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at June 30, 2014 and December 31, 2013, and the related  statement of operations for the three and six months  and the  statement of cash flows for the six months, ended June 30, 2014 and 2013 and the period June 16, 1977 to June 30, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
Assets

Current Assets:
Cash	$71,710	$86,337
Prepaid expenses	4,580	4,880

Total current assets	76,290	91,217

Total Assets	$76,290	$91,217

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$--	$1,425
Accountants payable	2,260	1,400

Total current liabilities	2,260	2,825

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(280,138)	(265,776)

Total Stockholders' Equity	74,030	88,392

Total Liabilities and Stockholders' Equity	$76,290	$91,217

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 16, 1977
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-

Expenses, general and administrative	4,660	3,783	14,382	15,353	443,135
Valuation adjustment - availablefor sale securities	--	--	--	--	30,401

Operating loss	(4,660)	(3,783)	(14,382)	(15,353)	(473,536)

Other income (expense):
Litigation settlement	--	--	--	--	(12,500)
Interest and contract income	10	1,125	20	2,238	205,898

Loss before provision for income taxes	(4,650)	(2,658)	(14,362)	(13,115)	(280,138)

Provision for income taxes	-	-	-	-	-

Net loss	$(4,650)	$(2,658)	$(14,362)	$(13,115)	$(280,138)

Net loss per share	$--	$--	$--	$--

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(14,362)	$(13,115)	$(280,138)

Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in prepaid expenses	300	--	(4,580)
(Increase) decrease in interest receivable	--	3	--
Increase (decrease) in accounts payable	(565)	(10,450)	2,260

Net cash used by operating activities	(14,627)	(23,562)	(282,458)

Cash flows from investing activities:	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(14,627)	(23,562)	71,710

Cash, beginning of period	86,337	39,881	-

Cash, end of period	$71,710	$16,319	$71,710
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Notes to Financial Statements – Continued

	e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

	f.	Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2014 and December 31, 2013, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

The Company’s board of directors approved a 24 month office lease at $475 per month to a current director of the Company. The amount expensed for the six-months ended June 30, 2014 and 2013 amounted to $1,425 and $950, respectively.

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

Three and six Month Period Ended June 30, 2014 and 2013

The Company did not generate any revenue during the three and six months ended June 30, 2014 and 2013, respectively. It had interest income of $10 and $1,125 for the three months  and $20 and $2,238 for the  six months ended June 30, 2014 and 2013, respectively, the decrease of which is attributable to decreased interest income.

General and administrative expenses were $4,660 and $3,783 for the three months and $14,382 and  $15,353 for the six months ended June 30, 2014 and 2013, respectively . The changes in expenses for the three and six months ended June 30, 2014 were largely due to decreased consultant's travel expenses and office expenses somewhat offset by some increases in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $4,650 and $2,658 for the three months and $ 14,362 and $13,115 for the six months ended June 30, 2014 and 2013, respectively.  The Company’s increased net loss is attributable to decreased interest income and  decreased travel and office expenses offset by an increase in ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At June 30, 2014, assets consisted of $71,710 in cash and $4,580 in notes and prepaid expenses compared to $86,337 in cash and $4,880 in notes and prepaid expenses on December 31, 2013. As of June 30, 2014, the Company had $2,260 in accounts payable. Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2014, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2014) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 5, 2014