Form 10-Q
period 2014-09-30
ORANCO INC
filed 2014-11-12
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2014

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to _______

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of November 1, 2014
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	September 30, 2014 and December 31, 2013

	Statements of Operations
	For the three and nine months ended September 30, 2014 and 2013 and the period June 16, 1977 to September 30, 2014	5

	Statements of Cash Flows
	For the nine months ended September 30, 2014 and 2013 and the period June 16, 1977 to September 30, 2014	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	10

ITEM 4T.	Controls and Procedures	10

PART II.

ITEM 6.	Exhibits	11

	Signatures	11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at September 30, 2014 and December 31, 2013, and the related  statement of operations for the three and nine months  and the  statement of cash flows for the nine months, ended September 30, 2014 and 2013 and the period June 16, 1977 to September 30, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013
Assets

Current Assets:
Cash	$67,934	$86,337
Prepaid expenses	4,430	4,880

Total current assets	72,364	91,217

Total Assets	$72,364	$91,217

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$--	$1,425
Accounts payable	1,775	1,400

Total current liabilities	1,775	2,825

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(283,579)	(265,776)

Total Stockholders' Equity	70,589	88,392

Total Liabilities and Stockholders' Equity	$72,364	$91,217

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 16, 1977
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	3,450	14,724	17,831	30,077	446,584

Valuation adjustment - available for sale securities	--	--	--	--	30,401

Operating loss	(3,450)	(14,724)	(17,831)	(30,077)	(476,985)

Other income (expense):
Litigation settlement	--	--	--	--	(12,500)
Interest and contract income	8	22	28	2,260	205,906

Loss before provision for income taxes	(3,442)	(14,702)	(17,803)	(27,817)	(283,579)

Provision for income taxes	--	--	--	--	--

Net loss	$(3,442)	$(14,702)	$(17,803)	$(27,817)	$(283,579)

Net loss per share	$--	$--	$--	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(17,803)	$(27,817)	$(283,579)

Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in prepaid expenses	450	(4,880)	(4,430)
(Increase) decrease in interest receivable	--	1,124	--
Increase (decrease) in accounts payable	(1,050)	(9,215)	1,775

Net cash used by operating activities	(18,403)	(40,788)	(286,234)

Cash flows from investing activities:
Investment (maturity) in note receivable	--	90,000	--

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(18,403)	49,212	67,934

Cash, beginning of period	86,337	39,881	--

Cash, end of period	$67,934	$89,093	$67,934
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements - Continued

e.         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

f.         Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2014 and December 31, 2013, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

4.             Office Rent

The Company’s board of directors approved a 24 month office lease at $475 per month to a current director of the Company. The amount expensed for the nine-months ended September 30, 2014 and 2013 amounted to $1,425 and $4,275, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.

The Company has not engaged in any material operations or had any revenues from operations  since inception.  The  Company's  plan of operation  for the next 12  months is tocontinue  to seek the  acquisition  of assets,  properties  or  businesses  that  may  benefit  theCompany  and  its stockholders. Management has recently focused is efforts in Europe, Africa, and South America both because management is located Europe and because management believes that the Company can locate superior acquisition opportunities in these geographicalareas. Management has held talk with various parties regarding a merger or acquisition. However, no definitive agreement as to any such has been reached, at this time. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

 During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  withreviewing or  investigating  any potential  business venture,  which  the  Company  expects  to payfrom its  cash  resources Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be  advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations  with any person regarding  any venture.

Results of Operations.

Other than restoring and maintaining its good  corporate  standing in the State  of  Nevada,  obtaining an audit of the Company’s financial statements, submitting the Company’s commonstock for quotation on the NASD OTC Bulleting Board, the filing of  a Form 10 Registration, andthe completion of a private placement, the Company has had no material business operations and in the two most recent calendar years, it activities have been limited to evaluating possible merger or acquisition candidates..

Three and nine Month Period Ended June 30, 2014 and 2013

The Company did not generate any revenue during the three and nine months ended September 30, 2014 and 2013, respectively. It had interest income of $8 and $22 for the three months  and $28 and $2,260 for the  nine months ended September 30, 2014 and 2013, respectively, the decrease of which is attributable to decreased interest income.

General and administrative expenses were $3,450 and $14,724 for the three months and $17,831 and  $30,077 for the nine months ended September 30, 2014 and 2013, respectively . The changes in expenses for the three and nine months ended September 30, 2014 were largely due to decreased consultant's travel expenses and office expenses somewhat offset by some increases in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $3,442 and $14,702 for the three months and $ 17,803 and $27,817 for the nine months ended September 30, 2014 and 2013, respectively.  The Company’s increased net loss is attributable to decreased interest income and  decreased travel and office expenses offset by an increase in ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At September 30, 2014, assets consisted of $67,934 in cash and $4,430 in notes and prepaid expenses compared to $86,337 in cash and $4,880 in notes and prepaid expenses on December 31, 2013. As of September 30, 2014, the Company had $1,775 in accounts payable. Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2014, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2014) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 10, 2014