Form 10-K
period 2014-12-31
ORANCO INC
filed 2015-03-17
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2014

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

At March 1, 2014, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

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

The Company has no current agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. However, it continues to evaluate various possibilities and have discussions with various parties. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

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

Holders

The number of record holders of the Company's common stock as of the date of this Report is approximately 39.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  with  reviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay from its  cash  resources. As of December 31, 2014, it had $63,807 in cash. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person  regarding  any venture.

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

Year ended December 31, 2014 compared to year ended December 31, 2013

Interest, for the year ended December 31, 2014 were $36 compared to $2,271  for the year ended December 31, 2013, a 98.4 % decrease, which is attributable to decreased interest income. The Company had no other revenue.

Expenses for the year ended December 31, 2014 were $21,191 compared to $34,434 for the year ended December 31, 2013. This represents a decrease of $13,243 or 38.5% and is attributable to a decrease in travel and exploratory costs incurred and decreases in professional fees.

Net loss for the year ended December 31, 2014 was $21,155 compared to a net loss of $32,163  for the year ended December 31, 2013. This loss represents an decrease of $11,008 or 34.2%. This decrease in loss is attributable to decreased travel and exploratory costs, decreased costs associated with regulatory reporting, and decreases in professional fees.

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

 During the fiscal years ended December 31, 2013 and 2014 the Company has been able to pay its expenses and costs through its cash on hand. As of December 31, 2014 the Company had $63,237 in cash compared to $91,217 and accounts payable of $-0- and $2,825 at December 31, 2014 and 2013, respectively.

Item 7a.  Quantitative and qualitative disclosures about market risk.

Since we have no assets other than cash in banks and notes receivable and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2014, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.  Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9a.  Controls and procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	POSITION(S)	DATE ELECTED OR APPOINTED

Juan S. Zabala	President, Secretary,	03/09/2011
	Treasurer, Director	until 03/05/2015

Claudio Gianascio	Director	Since 01/12/2013
President, Secretary, and
	Treasurer	Since 03/05/2015

Business Experience

Mr. Zabala, an officer and director until March 5, 2015, is an attorney whose practice is located in the city of Seville, Spain. He received his Degree in Law from the University of Sevilla in 1988. Was a partner in a law firm from 1988 to 1996, a partner in the Law Firm of Rivas, Romero & Zabala from 2001 to 2004, and has been the owner and director of the law firm Zabala & Associates since 2005. Has experience in litigation, civil law, criminal law, and commercial law.

Mr. Gianascio , age 55, has been the owner and director of Green Park Corporation LLP, a London based financial advisory firm since 2005. From 1999 until March 2011, he was President, Secretary, Treasurer and Director of Oranco. Mr.  Gianascio holds a Masters Degree in Economics which he received from the University of Geneva, Switzerland and was a Fiduciario Finanziario within the state of Ticino, Switzerland.

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

The following table sets forth as of December 31, 2014, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The  following  table sets forth the  shareholdings  of those  persons  who beneficially  own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on March 1, 2014, unless otherwise noted.

None

Security Ownership of Management.

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:
Name and Address	Number of Shares Beneficially Owned	Percentage of of Class (2)

Juan A Zabala (1)	210,000	4.9%
C/Valparaiso 23 1B
Sevilla, Spain 41013

Claudio Gianascio	200,000	4.7%
La Pleta de Sant Pere
El Tarter, Canillo, Andorra

All directors and executive officers as a group (2 people)	410,000	9.6%

(1) Mr. Zabala was an officer and director of the Company until March 5, 2015.
(2) Percentage is calculated upon the 4,269,950 shares outstanding.

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

Director independence

We do not have any independent directors serving on our board of directors

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco’s annual financial statement and review of financial statements included in Oranco’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,900 for fiscal year ended 2014 and $5,400 for fiscal year ended 2013.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco’s financial statements that are not reported above were $ -0- for fiscal years ended 2014 and 2013.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $0 for fiscal year ended 2014 and $0 for fiscal year ended 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2014 and 2013.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

Item 15. Exhibits

Number	Description*

3.1 *	Initial Articles of Incorporation,

3.2 *	Articles of Amendment to the Articles of Incorporation,

3.3 *	By-Laws

10.1 **	2000 non-Qualified Key Man Stock Option Plan

10.2 **	Form of Option Certificate delivered in connection with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1****	Code of Ethics

101 INS	XBRL Instance Document+

101 SCH	XBRL Schema Document+

101 CAL	XBRL Calculation Linkbase Document+

101 DEF	XBRL Definition Linkbase Document+

101 LAB	XBRL Labels Linkbase Document+

101 PRE	XBRL Presentation Linkbase Document+

DOCUMENTS INCORPORATED BY REFERENCE

+ The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

ORANCO, INC.

Date: March 16, 2015	/s/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 16, 2015	/s/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oranco, Inc.

We have audited the accompanying balance sheets of Oranco, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2014. Oranco, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s//Burnham & Schumm
Burnham & Schumm, P.C.
Salt Lake City, Utah
March 12, 2015

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
Assets

Current Assets:
Cash	$63,807	$86,337
Prepaid expenses	4,430	4,880

Total current assets	68,237	91,217

Total Assets	$68,237	$91,217

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, related party	$--	$1,425
Accounts payable	1,000	1,400

Total current liabilities	1,000	2,825

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during thedevelopment stage	(286,931)	(265,776)

Total Stockholders' Equity	67,237	88,392

Total Liabilities and Stockholders' Equity	$68,237	$91,217

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 and 2013

			For the
			Period
			June 16, 1977
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2014	2013	2014

Revenues	$--	$--	$--

Expenses, general and administrative	21,191	34,434	449,944

Valuation adjustment - available for sale securities	--	--	30,401

Operating loss	(21,191)	(34,434)	(480,345)

Other income (expense):
Litigation settlement	--	--	(12,500)
Interest and contract income	36	2,271	205,914

Loss before provision for income taxes	(21,155)	(32,163)	287

Provision for income taxes	--	--	--

Net loss	$(21,155)	$(32,163)	$(286,931)

Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 16, 1977 (INCEPTION) THROUGH DECEMBER 31, 2014

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

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 16, 1977 (INCEPTION) THROUGH DECEMBER 31, 2014

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Issuance of common stock for cash at $.05 onNovember 12, 1999	700,000	$700	$34,300	$--

Issuance of common stock for cash at $.10 during June and July 2000	2,500,000	2,500	247,500	--

Issuance of common stock for cash at $.10 on July 5, 2000	125,000	125	12,375	--

Issuance of common stock for cash at $.10 during March 2005	250,000	250	24,750	--

Net loss accumulated for the period June 16, 1977 (inception) through December 31, 2011	--	--	--	(233,613)

Balance, December 31, 2012	4,269,950	4,270	349,898	(233,613)

Net loss for the year ended December 31, 2013	--	--	--	(32,163)

Balance December 31, 2013	4,269,950	4,270	349,898	(265,776)

Net loss for the year ended December 31, 2014	--	--	--	(21,155)

Balance, December 31, 2014	4,269,950	$4,270	$349,898	$(286,931)

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 and 2013

			For the
			Period
			June 16, 1977
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(21,155)	$(32,163)	$(286,931)

Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in interest receivable	--	1,124	--
(Increase) in prepaid expenses	450	(4,880)	(4,430)
Increase (decrease) in accounts payable	(1,825)	(7,625)	1,000

Net cash used by operating activities	(22,530)	(43,544)	(290,361)

Cash flows from investing activities:
Investment in note receivable	--	90,000	--

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(22,530)	46,456	63,807

Cash, beginning of period	86,337	39,881	--

Cash, end of period	$63,807	$86,337	$63,807
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.              Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014 and 2013, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.             Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

Notes to Financial Statements - Continued

3.             Income Taxes

At December 31, 2014, and 2013, the Company had net deferred tax assets of $97,557, and $90,364, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at December 31, 2014 and 2013:

	2014	2013
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2014		2013

Expected tax benefit using regular rates	$	(7,193)	$(10,935)
State minimum tax		--	--
Valuation allowance		7,193	10,935
Tax Provision		$--	$--

The Company has loss carry forwards totaling $286,931 that may be offset against future federal income taxes. If not used, the carry forwards will expire 20 years after they are incurred.

Notes to Financial Statements - Continued

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended December 31, 2014 and 2013. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2014 and 2013.

The federal income tax returns of the Company for 2013, 2012 and 2011 are subject to examination by the IRS, generally for three years after they were filed.

4.             Office Rent

The Company’s board of directors approved a $475 per month office rent to a current director of the Company. The office rent expires as of March 31, 2014. The amount expensed for the year-ending December 31, 2014 and 2013 amounted to $1,425 and $5,700, respectively.

5.             Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through March 16, 2015 the date on which the financial statements were available to be issued.