Form 10-Q
period 2015-03-31
ORANCO INC
filed 2015-04-30
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2015

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to __________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of April 15, 2015
Common Stock, $0.001	4,269,950

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at March 31, 2015 and December 31, 2014, and the related  statement of operations  and the  statement of cash flows for the three months, ended March 31, 2015 and 2014 and the period June 16, 1977 to March 31, 2015 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three months ended March 31, 2015, are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31,	December 31,
	2015	2014
Assets

Current Assets:
Cash	$44,879	$63,807
Prepaid expenses	4,430	4,430

Total current assets	49,309	68,237

Total Assets	$49,309	$68,237

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$8,955	$1,000

Total current liabilities	8,955	1,000

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(313,814)	(286,931)

Total Stockholders' Equity	40,354	67,237

Total Liabilities and Stockholders' Equity	$49,309	$68,237

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 16, 1977
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2015	2014	2015

Revenues	$--	$--	$--

Expenses, general and administrative	26,890	9,722	476,834

Valuation adjustment - available for sale securities	--	--	30,401

Operating loss	(26,890)	(9,722)	(507,235)

Other income (expense):
Litigation settlement	--	--	(12,500)
Interest and contract income	7	10	205,921

Loss before provision for income taxes	(26,883)	(9,712)	(313,814)

Provision for income taxes	--	--	--

Net loss	$(26,883)	$(9,712)	$(313,814)

Net loss per share	$(0.01)	$--

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2015	2014	2015

Cash flows from operating activities:
Net loss	$(26,883)	$(9,712)	$(313,814)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) in prepaid expenses	--	--	(4,430)
Increase in accounts payable	7,955	5,520	8,955

Net cash used by operating activities	(18,928)	(4,192)	(309,289)

Cash flows from investing activities:	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(18,928)	(4,192)	44,879

Cash, beginning of period	63,807	86,337	--

Cash, end of period	$44,879	$82,145	$44,879
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.              Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2015 and December 31, 2014, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.             Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

3.             Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $286,931 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

Notes to Financial Statements – Continued

4.             Office Rent

The Company’s board of directors approved a office rent to a former director of the Company. The amount expensed for the three-months ended at March 31, 2015 and 2014 amounted to $2,850 and $1,425, respectively.

5.             Travel Expense, Related Party

In March 2015, the board of directors approved to reimburse its current board member $15,000 for travel expenses incurred related to merger and acquisition activities.

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

Three Month Period Ended March 31, 2015 and 2014

The Company did not generate any revenue during the three months ended March 31, 2015 and 2014. It had interest income of $7 and $10 for the three months ended March 31, 2015 and 2014..

General and administrative expenses were $26,890 and $9,722 for the three months ended March 31, 2015 and 2014 . The increase in expenses for the three months ended March 31, 2015 were largely due to increased travel expenses and increases in office expense, accounting, legal, other professional costs  As a result of the foregoing, the Company realized net losses of $26,883 and $9,712  for the three months ended March 31, 2015 and 2014.  The Company’s increased net loss is attributable to increased travel expenses and increases in office expense, accounting, legal, other professional costs

Liquidity and Capital Resources

At March 31, 2015, assets consisted of $44,879 in cash and $4,430 in prepaid expenses compared to $63,807 in cash and $4,430 in prepaid expenses on December 31, 2014. As of March 31, 2015, the Company had $8,955 in accounts payable.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2015, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2015) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Claudio Gianascio
Claudio Gianascio
President & Treasurer
April 29, 2015