Form 10-Q
period 2015-06-30
ORANCO INC
filed 2015-08-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2015

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2015
Common Stock, $0.001	4,269,950

INDEX

Page
Number
PART I.

ITEM 1. Financial Statements (unaudited)	3

Balance Sheets	4
June 30, 2015 and December 31, 2014

Statements of Operations	5
For the three and six months ended June 30, 2015 and 2014 and the period June 16, 1977 to June 30, 2015

Statements of Cash Flows	6
For the six months ended June 30, 2015 and 2014 and the period June 16, 1977 to June 30, 2015

Notes to Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualtitative Disclosures About Market Risk	11

ITEM 4T. Controls and Procedures	11

PART II.

ITEM 6. Exhibits	12

Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at June 30, 2015 and December 31, 2014, and the related  statement of operations for the three and six months  and the  statement of cash flows for the six months, ended June 30, 2015 and 2014 and the period June 16, 1977 to June 30, 2015 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30,	December 31,
	2015	2014
Assets

Current Assets:
Cash	$24,503	$63,807
Prepaid expenses	12,763	4,430

Total current assets	37,266	68,237

Total Assets	$37,266	$68,237

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$825	$1,000

Total current liabilities	825	1,000

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(317,727)	(286,931)

Total Stockholders' Equity	36,441	67,237

Total Liabilities and Stockholders' Equity	$37,266	$68,237

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 16, 1977
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014	2015

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	3,917	4,660	30,807	14,382	480,751

Valuation adjustment - available for sale securities	--	--	--	--	30,401

Operating loss	(3,917)	(4,660)	(30,807)	(14,382)	(511,152)

Other income (expense):
Litigation settlement	--	--	--	--	(12,500)
Interest and contract income	4	10	11	20	205,925

Loss before provision for income taxes	(3,913)	(4,650)	(30,796)	(14,362)	(317,727)

Provision for income taxes	--	--	--	--	--

Net loss	$(3,913)	$(4,650)	$(30,796)	$(14,362)	$(317,727)

Net loss per share	$--	$--	$(0.01)	$--

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2015	2014	2015

Cash flows from operating activities:
Net loss	$(30,796)	$(14,362)	$(317,727)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) in prepaid expenses	(8,333)	300	(12,763)
Increase in accounts payable	(175)	(565)	825

Net cash used by operating activities	(39,304)	(14,627)	(329,665)

Cash flows from investing activities:	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(39,304)	(14,627)	24,503

Cash, beginning of period	63,807	86,337	--

Cash, end of period	$24,503	$71,710	$24,503
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2015 and December 31, 2014, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

4.             Office Rent

The Company’s board of directors approved a office rent to a former director of the Company. The amount expensed for the six-months ended June 30, 2015 and 2014 amounted to $2,850 and $1,425, respectively.

Notes to Financial Statements – Continued

5.              Travel Expense, Related Party

In March 2015, the board of directors approved to reimburse its current board member $15,000 for travel expenses incurred related to merger and acquisition activities.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS
_________________________________________________________________________________\

Plan of Operations.

The Company has not engaged in any material operations or had any revenues fromoperations  since inception.  The  Company's  plan of operation  for the next 12  months is tocontinue  to seek the  acquisition  of assets,  properties  or  businesses  that  may  benefit  the  Company  and  its stockholders. Management has recently focused is efforts in Europe, Africa, and South America both because management is located Europe and because management believes that the Company can locate superior acquisition opportunities in these geographical areas. Management has held talk with various parties regarding a merger or acquisition. However, no definitive agreement as to any such has been reached, at this time. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

During the next 12 months, the Company's only foreseeable cash requirements will relate tomaintaining  the  Company in good  standing  or the  payment of expenses  associated  withreviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay from its  cash  resources Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be  advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations  with any person  regarding  any venture.

Results of Operations.

Other than restoring and maintaining its good  corporate  standing in the State  of  Nevada,obtaining an audit of the Company’s financial statements, submitting the Company’s commonstockfor quotation on the NASD OTC Bulleting Board, the filing of  a Form 10 Registration, and the completion of a private placement, the Company has had no material business operations and in the two most recent calendar years, it activities have been limited to evaluating possible merger or acquisition candidates.

Three and six Month Period Ended June 30, 2015 and 2014

The Company did not generate any revenue during the three and six months ended June 30, 2015 and 2014, respectively. It had interest income of $4 and $10 for the three months  and $11 and $20 for the  six months ended June 30, 2015 and 2014, respectively, the decrease of which is attributable to decreased interest income.

General and administrative expenses were $3,917 and $4,660 for the three months and $30,807 and  $14,382 for the six months ended June 30, 2015 and 2014, respectively . The changes in expenses for the three months ended June 30, 2015 were largely due to decreased consultant's travel expenses and office expenses somewhat offset by some increases in accounting, legal, other professional costs and as to six months ended June 30, 2015 largely due to increased travel and office expense in the first quarter of 2015. As a result of the foregoing, the Company realized net losses of $3,913 and $4,650 for the three months and $ 30,796 and $14,362 for the six months ended June 30, 2015 and 2014, respectively

Liquidity and Capital Resources

At June 30, 2015, assets consisted of $24,503 in cash and $12,763 in prepaid expenses compared to $63,807 in cash and $4,430 in  prepaid expenses on December 31, 2014. As of June 30, 2015, the Company had $825 in accounts payable. Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

______________________________________________________________________________

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
______________________________________________________________________________

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2015, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2015) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Claudio Gianascio
President & Treasurer
August 7, 2015