Form 10-Q
period 2015-09-30
ORANCO INC
filed 2015-10-23
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2015

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to _________________

Commission File number              000-28181

ORANCO, INC.
(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

1981 E. Murray Holladay Rd, Suite 100, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

702-834-9810
Registrant's telephone number, including area code

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of October 20, 2015
Common Stock, $0.001	4,269,950

INDEX

Page
Number
PART I.

ITEM 1. Financial Statements (unaudited)	2

Balance Sheets	3
September 30, 2015 and December 31, 2014

Statements of Operations	4
For the three and nine months ended September 30, 2015 and 2014 and the period June 16, 1977 to September 30, 2015

Statements of Cash Flows	5
For the nine months ended September 30, 2015 and 2014 and the period June 16, 1977 to September 30, 2015

Notes to Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3. Quantitative and Qualtitative Disclosures About Market Risk	9

ITEM 4T. Controls and Procedures	9

PART II.

ITEM 6. Exhibits	9

Signatures	10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at September 30, 2015 and December 31, 2014, and the related  statement of operations for the three and nine months and the period June 16, 1977 to September 30, 2015, and the  statement of cash flows for the nine months, ended September 30, 2015 and 2014 and the period June 16, 1977 to September 30, 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30,	December 31,
	2015	2014
Assets

Current Assets:
Cash	$22,645	$63,807
Prepaid expenses	10,263	4,430

Total current assets	32,908	68,237

Total Assets	$32,908	$68,237

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$5,490	$1,000

Total current liabilities	$5,490	1,000

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(326,750)	(286,931)

Total Stockholders' Equity	27,418	67,237

Total Liabilities and Stockholders' Equity	$32,908	$68,237

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 16, 1977
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014	2015

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	9,026	3,450	39,833	17,831	489,777

Valuation adjustment - available for sale securities	--	--	--	--	30,401

Operating loss	(9,026)	(3,450)	(39,833)	(17,831)	(520,178)

Other income (expense):
Litigation settlement	--	--	--	--	(12,500)
Interest and contract income	3	8	14	28	205,928

Loss before provision for income taxes	(9,023)	(3,442)	(39,819)	(17,803)	(326,750)

Provision for income taxes	--	--	--	--	--

Net loss	$(9,023)	$(3,442)	$(39,819)	$(17,803)	$(326,750)

Net loss per share	$--	$--	$(0.01)	$--

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 16, 1977
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2015	2014	2015

Cash flows from operating activities:
Net loss	$(39,819)	$(17,803)	$(326,750)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in prepaid expenses	(5,833)	450	(10,263)
Increase (decrease) in accounts payable	4,490	(1,050)	5,490

Net cash used by operating activities	(41,162)	(18,403)	(331,523)

Cash flows from investing activities:	--	--	--
Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(41,162)	(18,403)	22,645

Cash, beginning of period	63,807	86,337	--

Cash, end of period	$22,645	$67,934	$22,645
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

b.         Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America.

In July 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105-10, formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB. ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.

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

Notes to Financial Statements – Continued

f.               Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and December 31, 2014, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

4.                   Office Rent

The Company's board of directors approved an office rent to a former director of the Company. The amount expensed for the nine-months ended September 30, 2015 and 2014 amounted to $2,850 and $1,425, respectively.

5.             Travel Expense, Related Party

In March 2015, the board of directors approved to reimburse its current board member $15,000 for travel expenses incurred related to merger and acquisition activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

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

On July 15, 2015, the Company announced that it had entered into a non-binding letter of intent  for the acquisition of or merger with Capcom Limited. Since that time the Company has been  completing its due diligence of Capcom. However no definitive agreement has been reached with Capcom and no assurance can be given that any will be.

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

Three and nine Month Period Ended June 30, 2015 and 2014

The Company did not generate any revenue during the three and nine months ended September 30, 2015 and 2014, respectively. It had interest income of $3 and $8 for the three months  and $14 and $28 for the  nine months ended September 30, 2015 and 2014, respectively, the decrease of which is attributable to decreased interest income.

General and administrative expenses were $9,026 and $3,450 for the three months and $39,833 and  $17,831 for the nine months ended September 30, 2015 and 2014, respectively . The changes in expenses for the three and nine months ended September 30, 2015 were largely due to  increases in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $9,023 and $3,442 for the three months and $ 39,819 and $17,803 for the nine months ended September 30, 2015 and 2014, respectively.  The Company's increased net loss is attributable to increase in ongoing professional costs associated with preparing the Company's public reports.

Liquidity and Capital Resources

At September 30, 2015, assets consisted of $22,645 in cash and $10,263 prepaid expenses compared to $63,807 in cash and $4,430 in prepaid expenses on December 31, 2014. As of September 30, 2015, the Company had $5,490 in accounts payable. Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000, which it will fund from its cash assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2015, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2015) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Claudio Gianascio
President & Treasurer

October 23, 2015