Form 10-K
period 2015-12-31
ORANCO INC
filed 2016-03-22
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

At March 1, 2016, the market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 1, 2016
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

 In the summer of 2000, the Company completed a private placement of 2,500,000 units for which it received $250,000 Each unit consisted of one share of common stock; one "a" warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.10 per share within two years of the date of issuance; and one "b" warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.25 per share within two years of the date of issuance. Both "a" & "b" warrants expired without exercise.

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

Number of Employees.

None.

Item 1A.   Risk Factors
The Company's business is subject to numerous risk factors, including the following.

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

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

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

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officer and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

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

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

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

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•	is not listed on a national securities exchange or Nasdaq;

•	is listed in "pink sheets" or on the NASD OTC Bulletin Board;

•	has a price per share of less than $5.00; and

•	is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•	determination of the purchaser's investment suitability;

•	delivery of certain information and disclosures to the purchaser; and

•	receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

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
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Markets OTCQB, the Company is aware of only a few transactions that have taken place in the previous ten years. In any event, no assurance can be given that any market for the  Company's  common stock will develop or be maintained.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  with  reviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay from its  cash  resources. As of December 31, 2015, it had $16,792 in cash. Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person  regarding  any venture.

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

Year ended December 31, 2015 compared to year ended December 31, 2015

Interest, for the year ended December 31, 2015 were $16 compared to $36  for the year ended December 31, 2014, a 55.6 % decrease, which is attributable to decreased interest income. The Company had no other revenue.

Expenses for the year ended December 31, 2015 were $43,998 compared to $21,191 for the year ended December 31, 2014. This represents an increase of $22,807 or 107% and is attributable to a increase in travel and exploratory costs incurred and increases in professional fees and regulatory costs.

Net loss for the year ended December 31, 2015 was $43,982 compared to a net loss of $21,155  for the year ended December 31, 2014. This loss represents an increase of $22,827 or 108%. This increase in loss is attributable to increased travel and exploratory costs, increased costs associated with regulatory reporting, and increases in professional fees.

Liquidity.

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

During the fiscal years ended December 31, 2015 and 2014 the Company has been able to pay its expenses and costs through its cash on hand. As of December 31, 2015 the Company had $16,792 in cash compared to $68,237 and accounts payable of $1,300 and $1,000 at December 31, 2015 and 2014, respectively.

Item 7a.  Quantitative and qualitative disclosures about market risk.

Since we have no assets other than cash in banks and notes receivable and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2015, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.  Financial Statements.

The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9a.  Controls and procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State's generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Gianascio, age 56, is a Swiss citizen and private investor. From 1999 until March 2011, he was President, Secretary, Treasurer and Director of Oranco. Mr.  Gianascio holds a Masters Degree in Economics which he received from the University of Geneva, Switzerland and was a Fiduciario Finanziario within the state of Ticino, Switzerland.

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

The following table sets forth as of December 31, 2015, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

Item 11. Executive Compensation.

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company's management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding. The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company.  Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer's responsibilities following a change in control of the Company.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The  following  table sets forth the  shareholdings  of those  persons  who beneficially  own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,269,950 shares of common stock being outstanding on March 1, 2016, unless otherwise noted.

None

Security Ownership of Management.

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (2)

Juan A Zabala (1)	210,000	4.9%
C/Valparaiso 23 1B
Sevilla, Spain 41013

Claudio Gianascio	200,000	4.7%
La Pleta de Sant Pere
El Tarter, Canillo, Andorra

All directors and executive officers as a group (2 people)	410,000	9.6%

(1)	Mr. Zabala was an officer and director of the Company until March 5, 2015.

(2)	Percentage is calculated upon the 4,269,950 shares outstanding.

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

Director independence

We do not have any independent directors serving on our board of directors

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco's annual financial statement and review of financial statements included in Oranco's 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,950 for fiscal year ended 2015 and $5,900 for fiscal year ended 2014.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco's financial statements that are not reported above were $ -0- for fiscal years ended 2015 and 2014.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150 for fiscal year ended 2015 and $0 for fiscal year ended 2014.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2015 and 2014.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

Item 15. Exhibits

Exhibit
Number	Description

3.1 *	Initial Articles of Incorporation,

3.2 *	Articles of Amendment to the Articles of Incorporation,

3.3 *	By-Laws

10.1 **	2000 non-Qualified Key Man Stock Option Plan

10.2 **	Form of Option Certificate delivered in connection with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1****	Code of Ethics

101 INS	XBRL Instance Document#

101 SCH	XBRL Schema Document#

101 CAL	XBRL Calculation Linkbase Document#

101 DEF	XBRL Definition Linkbase Document#

101 LAB	XBRL Labels Linkbase Document#

101 PRE	XBRL Presentation Linkbase Document#

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
#  The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange  Act of 1934,  the  Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: March 18, 2016	/s/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: March 18, 2016	/s/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oranco, Inc.

We have audited the accompanying balance sheets of Oranco, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2015. Oranco, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/Burnham & Schumm, P.C.
Burnham & Schumm, P.C.
Salt Lake City, Utah
March 18, 2016

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
Assets

Current Assets:
Cash	$16,792	$63,807
Prepaid expenses	7,763	4,430

Total current assets	24,555	68,237

Total Assets	$24,555	$68,237

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,300	$1,000

Total current liabilities	1,300	1,000

Stockholders' Equity:

Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Deficit accumulated during the development stage	(330,913)	(286,931)
Total Stockholders' Equity	23,255	67,237

Total Liabilities and Stockholders' Equity	$24,555	$68,237

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 and 2014

			For the
			Period
			June 16, 1977
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2015	2014	2015

Revenues	$--	$--	$--

Expenses, generaland administrative	43,998	21,191	493,942

Valuation adjustment - available for sale securities	--	--	30,401

Operating loss	(43,998)	(21,191)	(524,343)

Other income (expense):
Litigation settlement	--	--	(12,500)
Interest and contract income	16	36	205,930

Loss before provision for income taxes	(43,982)	(21,155)	(330,913)

Provision for income taxes	--	--	--

Net loss	$(43,982)	$(21,155)	$(330,913)

Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 16, 1977 (INCEPTION) THROUGH DECEMBER 31, 2015

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

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 16, 1977 (INCEPTION) THROUGH DECEMBER 31, 2015

				Deficit
				Accumulated
				During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage

Issuance of common stock for cash at $.05 on November 12, 1999	700,000	$700	$34,300	$--

Issuance of common stock for cash at $.10 during June and July 2000	2,500,000	2,500	247,500	--

Issuance of common stock for cash at $.10 on July 5, 2000	125,000	125	12,375	--

Issuance of common stock for cash at $.10 during March 2005	250,000	250	24,750	--

Net loss accumulated for the period June 16, 1977 (inception) through December 31, 2013	--	--	--	(265,776)

Balance, December 31, 2013	4,269,950	4,270	349,898	(265,776)

Net loss for the year ended December 31, 2013	--	--	--	(21,155)

Balance, December 31, 2014	4,269,950	4,270	349,898	(286,931)

Net loss for the year ended December 31, 2015	--	--	--	(43,982)

Balance, December 31, 2015	4,269,950	$4,270	$349,898	$(330,913)

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 and 2014

			For the
			Period
			June 16, 1977
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2015	2014	2015

Cash flows from operating activities:
Net loss	$(43,982)	$(21,155)	$(330,913)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) in prepaid expenses	(3,333)	450	(7,763)
Increase (decrease) in accounts payable	300	(1,825)	1,300
Net cash used by operating activities	(47,015)	(22,530)	(337,376)

Cash flows from investing activies:	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	354,168
Net increase (decrease) in cash	(47,015)	(22,530)	16,792

Cash, beginning of period	63,807	86,337	--

Cash, end of period	$16,792	$63,807	$16,792
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.            Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.            Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

Notes to Financial Statements - Continued

3.            Income Taxes

At December 31, 2015, and 2014, the Company had net deferred tax assets of $112,510, and $97,557, respectively. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at December 31, 2015 and 2014:

	2015	2014
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2015	2014

Expected tax benefit using regular rates	$(14,954)	$	(7,193)
State minimum tax	--		--
Valuation allowance	14,954		7,193
	$--		$--

The Company has loss carry forwards totaling $330,913 that may be offset against future federal income taxes. If not used, the carry forwards will expire 20 years after they are incurred.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended December 31, 2015 and 2014.

Notes to Financial Statements - Continued

Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2015 and 2014.

The federal income tax returns of the Company for 2014, 2013 and 2012 are subject to examination by the IRS, generally for three years after they were filed.

4.            Office Rent

The Company's board of directors approved an office rent to a former director of the Company. The amount expensed for the year-ending December 31, 2015 and 2014 amounted to $2,850 and $1,425, respectively.

5.            Travel Expense Related Party

In March 2015, the board of directors approved to reimburse its current board member $15,000 for travel expenses incurred related to merger and acquisition activities.

6.            Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through March 23, 2016 the date on which the financial statements were available to be issued.