Form 10-Q
period 2016-03-31
ORANCO INC
filed 2016-04-29
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2016

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to _____________________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of April 15, 2016
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	2

	Balance Sheets	3
	March 31, 2016 and December 31, 2015

	Statements of Operations	4
	For the three months ended March 31, 2016 and

	Statements of Cash Flows	5
	For the three months ended March 31, 2016 and 2015

	Notes to Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	9

ITEM 4T.	Controls and Procedures	9

PART II.

ITEM 6.	Exhibits	9

	Signatures	10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at March 31, 2016 and December 31, 2015, and the related  statement of operations  and the  statement of cash flows for the three months, ended March 31, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three months ended March 31, 2016, are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

ORANCO, INC.

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31,	December 31,
	2016	2015
Assets

Current Assets:
Cash	$12,728	$16,792
Prepaid expenses	15,263	7,763

Total current assets	27,991	24,555

Total Assets	$27,991	$24,555

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$15,290	$1,300

Total current liabilities	15,290	1,300

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Accumulated deficit	(341,467)	(330,913)

Total Stockholders' Equity	12,701	23,255

Total Liabilities and Stockholders' Equity	$27,991	$24,555

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF OPERATIONS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Revenues	$--	$--

Expenses, general and administrative	10,556	26,890

Operating loss	(10,556)	(26,890)

Other income (expense):
Interest income	2	7

Loss before provision for income taxes	(10,554)	(26,883)

Provision for income taxes	--	--

Net loss	$(10,554)	$(26,883)

Net loss per share	--	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(10,554)	$(26,883)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) in prepaid expenses	(7,500)	--
Increase in accounts payable	13,990	7,955

Net cash used by operating activities	(4,064)	(18,928)

Cash flows from investing activities:	--	--

Cash flows from financing activities:	--	--

Net decrease in cash	(4,064)	(18,928)

Cash, beginning of period	16,792	63,807

Cash, end of period	$12,728	$44,879
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

NOTES TO FINANCIAL STATEMENTS

1.            Summary of Business and Significant Accounting Policies

a.            Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 16, 1977.  The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned and the Company has remained inactive since that time. The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by FASB ASC 915.

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

f.            Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2016 and December 31, 2015, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

Notes to Financial Statements – Continued

2.            Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

3.            Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $330,913 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

4.            Office Rent

The Company's board of directors approved a office rent to a former director of the Company. The amount expensed for the three-months ended at March 31, 2016 and 2015 amounted to $-0- and $2,850, respectively.
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

Three Month Period Ended March 31, 2016 and 2015

The Company did not generate any revenue during the three months ended March 31, 2016 and 2015. It had interest income of $2 and $7 for the three months ended March 31, 2016 and 2015..

General and administrative expenses were $10,556 and $26,890 for the three months ended March 31, 2016 and 2015 . The decrease in expenses for the three months ended March 31, 2016 were largely due to decreased travel and office expense.  As a result of the foregoing, the Company realized net losses of $10,554 and $26,883  for the three months ended March 31, 2016 and 2015.  The Company's decreased net loss is attributable to decreased travel expenses and office expense.

Liquidity and Capital Resources

At March 31, 2016, assets consisted of $12,728 in cash and $15,263 in prepaid expenses compared to $16,792 in cash and $7,763 in prepaid expenses on December 31, 2015. As of March 31, 2016, the Company had $15,290 in accounts payable.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000. Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers or shareholders, debt financing, equity financing or a combination of financing options.  However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2016, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2016) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 29, 2016