Form 10-Q
period 2016-06-30
ORANCO INC
filed 2016-08-08
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2016

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to ___________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2016
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	June 30, 2016 and December 31, 2015

	Statements of Operations
	For the three and six months ended June 30, 2016 and 2015.	5

	Statements of Cash Flows
	For the six months ended June 30, 2016 and 2015	6

	Notes to Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	10

ITEM 4T.	Controls and Procedures	10

PART II.

ITEM 6.	Exhibits	11

Signatures		11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at June 30, 2016 and December 31, 2015, and the related  statement of operations for the three and six months  and the  statement of cash flows for the six months, ended June 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

ORANCO, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30,	December 31,
	2016	2015
Assets

Current Assets:
Cash	$745	$16,792
Prepaid expenses	8,333	7,763

Total current assets	9,078	24,555

Total Assets	$9,078	$24,555

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,120	$1,300

Total current liabilities	1,120	1,300

Stockholders' Equity:

Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Accumulated deficit	(346,210)	(330,913)

Total Stockholders' Equity	7,958	23,255

Total Liabilities and Stockholders' Equity	$9,078	$24,555

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues	$--	$--	$--	$--

Expenses, generaland administrative	4,743	3,917	15,299	30,807

Operating loss	(4,743)	(3,917)	(15,299)	(30,807)

Other income (expense):
Interest income	--	4	2	11

Loss before provisionfor income taxes	(4,743)	(3,913)	(15,297)	(30,796)

Provision for income taxes	--	--	--	--

Net loss	$(4,743)	$(3,913)	$(15,297)	$(30,796)

Net loss per share	$--	$--	$--	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015

Cash flows fromoperating activities:
Net loss	$(15,297)	$(30,796)
Adjustments to reconcile netloss to cash provided byoperating activities:
(Increase) in prepaid expenses	(570)	(8,333)
(Decrease) in accounts payable	(180)	(175)

Net cash used by operating activities	(16,047)	(39,304)

Cash flows from investing activities:	--	--

Cash flows from financing activities:	--	--

Net (decrease) in cash	(16,047)	(39,304)

Cash, beginning of period	16,792	63,807

Cash, end of period	$745	$24,503
Interest paid	$--	$--
Income taxes paid	$--	$--

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

f.            Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and December 31, 2015, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

4.            Office Rent

The Company's board of directors approved a office rent to a former director of the Company. The amount expensed for the six-months ended June 30, 2016 and 2015 amounted to $-0- and $2,850, respectively.

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

      During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  with  reviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay  from its  cash  resources Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be  advanced  by nagement  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of  the date of this Report, the Company is not engaged in any negotiations  with any person regarding  any venture.

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

Three and six Month Period Ended June 30, 2016 and 2015

The Company did not generate any revenue during the three and six months ended June 30, 2016 and 2015, respectively. It had interest income of $0 and $4 for the three months  and $2 and $11 for the  six months ended June 30, 2016 and 2015, respectively, the decrease of which is attributable to decreased interest income.

General and administrative expenses were $4,743 and $3917 for the three months and $15,299 and  $30,807 for the six months ended June 30, 2016 and 2015, respectively . The changes in expenses for the three months ended June 30, 2016 were largely due to decreased consultant's travel expenses and office expenses somewhat offset by some increases in accounting, legal, other professional costs and as to six months ended June 30, 2016 largely due to increased travel and office expense in the first quarter of 2016. As a result of the foregoing, the Company realized net losses of $4,743 and $3,913 for the three months and $ 15,297 and $30,796 for the six months ended June 30, 2016 and 2015, respectively

Liquidity and Capital Resources

At June 30, 2016, assets consisted of $745 in cash and $8,333 in prepaid expenses compared to $16,792 in cash and $7,763 in  prepaid expenses on December 31, 2015. As of June 30, 2016, the Company had $1,120 in accounts payable. Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000 which it does not have the cash assets to pay. The Company anticipates these will be covered by borrowing from its sole officer or the sale of additional capital stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2016, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2016) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 7, 2016