Form 10-Q
period 2016-09-30
ORANCO INC
filed 2016-11-03
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to _________________________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of October 31, 2016
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	September 30, 2016 and December 31, 2015

	Statements of Operations
	For the three and nine months ended September 30, 2016 and 2015.	5

	Statements of Cash Flows
	For the nine months ended September 30, 2016 and 2015	6

	Notes to Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	10

ITEM 4T.	Controls and Procedures	10

PART II.

ITEM 6.	Exhibits	11

Signatures		11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at September 30, 2016 and December 31, 2015, and the related  statement of operations for the three and nine months  ending September 30 2016 and 2015, and the  statement of cash flows for the nine months, ended September 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

ORANCO, INC.

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015
Assets

Current Assets:
Cash	$5,334	$16,792
Prepaid expenses	5,833	7,763

Total current assets	11,167	24,555

Total Assets	$11,167	$24,555

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$650	$1,300
Interest payable, stockholder	63	--
Note payable, stockholder	10,000	--

Total current liabilities	10,713	1,300

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Accumulated deficit	(353,714)	(330,913)

Total Stockholders' Equity	454	23,255

Total Liabilities and Stockholders' Equity	$11,167	$24,555

The accompanying notes are an integral  part of the financial statements.

ORANCO, INC.

STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$--	$--	$--	$--

Expenses, general and administrative	7,442	9,026	22,741	39,833

Operating loss	(7,442)	(9,026)	(22,741)	(39,833)

Other income (expense):
Interest income	1	3	3	14
Interest expense	(63)	--	(63)	--
Total other income (expense)	(62)	3	(60)	14

Loss before provision for income taxes	(7,504)	(9,023)	(22,801)	(39,819)

Provision for income taxes	--	--	--	--

Net loss	$(7,504)	$(9,023)	$(22,801)	$(39,819)

Net loss per share	$--	$--	$(0.01)	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(22,801)	$(39,819)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in prepaid expenses	1,930	(5,833)
Increase (decrease) in accounts payable	(650)	4,490
Increase in interest payable	63	--

Net cash used by operating activities	(21,458)	(41,162)

Cash flows from investing activities:	--	--

Cash flows from financing activities:

Proceeds from related party note payable	10,000	--
Net decrease in cash	(11,458)	(41,162)

Cash, beginning of period	16,792	63,807

Cash, end of period	$5,334	$22,645
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.            Summary of Business and Significant Accounting Policies

a.             Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 16, 1977.  The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned and the Company has remained inactive since that time. The Company has not commenced principal operations.

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

f.              Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2016 and December 31, 2015, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

4.             Note Payable, Stockholder

Stockholder note payable outstanding at September 30, 2016 and 2015 was $10,000 and $-0-, respectively. On August 5, 2016, an individual who is also a stockholder and director of the company loaned $10,000. Interest is being charged at 4% and the note matures on August 5, 2017. The note is unsecured and the note principal and accrued interest are convertible into common stock at $0.001 per share.

5.             Office Rent

The Company's board of directors approved a office rent to a former director of the Company. The amount expensed for the six-months ended September 30, 2016 and 2015 amounted to $-0- and $2,850, respectively.

6.             Travel Expense, Related Party

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

Three and nine Month Period Ended June 30, 2016 and 2015

The Company did not generate any revenue during the three and nine months ended September 30, 2016 and 2015, respectively. It had interest income of $1 and $3 for the three months  and $3 and $14 for the  nine months ended September 30, 2016 and 2015, respectively, the decrease of which is attributable to decreased interest income.

General and administrative expenses were $7,442 and $9,026  for the three months and $22,741 and  $39,833 for the nine months ended September 30, 2016 and 2015, respectively . The changes in expenses for the three and nine months ended September 30, 2016 were largely due to  decreases in accounting, legal, other professional costs As a result of the foregoing, the Company realized net losses of $7,504 and $9,023 for the three months and $ 22,801 and $39,819 for the nine months ended September 30, 2016 and 2015, respectively.  The Company's decreased net loss is attributable to decrease in ongoing professional costs associated with preparing the Company's public reports, legal, and travel related expenses..

Liquidity and Capital Resources

At September 30, 2016, assets consisted of $5,334 in cash and $5,833 prepaid expenses compared to $16,792 in cash and $7,763 in prepaid expenses on December 31, 2015. As of September 30, 2016, the Company had $650 in accounts payable, $63 interest payable to a shareholder, and $10,000 in notes payable to a shareholder. Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $20,000 to $25,000. . The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  Notwithstanding, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2016, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2016) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 2, 2016