Form 10-K
period 2016-12-31
ORANCO INC
filed 2017-04-27
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2016

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

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]  No [X]

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

April 15, 2017
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

     Going Concern. As shown in the accompanying financial statements, the Company incurred a net loss of $28,152 during year ended December 31, 2016 and accumulated losses of $359,065 since inception at in 1977. The Company's current liabilities exceed its current assets by $4,897 at December 31, 2016. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock, borrowing from existing shareholders, and/or the ability to generate sufficient operating revenue.

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

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, the Company has no plans to register its securities in any particular state.  Further, most likely the Company's  shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-
1 of the Exchange Act.

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

Dividends

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declared dividends in the foreseeable future.  The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit,  the  Company's ability to pay dividends on its common stock.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  with  reviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay from its  cash  resources. As of December 31, 2016, it had $3,234 in cash. Management does not believe that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  As of the date of this Report, the Company is not engaged in any negotiations with any person  regarding  any venture.

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

Year ended December 31, 2016 compared to year ended December 31, 2015

     Interest, for the year ended December 31, 2016 were $3 compared to $16 for the year ended December 31, 2015, a 81.3 % decrease, which is attributable to decreased interest income. The Company had no other revenue.

     Expenses, including interest, for the year ended December 31, 2016 were $28,155 compared to $43,998 for the year ended December 31, 2015. This represents an decrease of 15,843 or 36% and is attributable to a decrease in travel and exploratory costs incurred, partially offset by increases in professional fees and regulatory costs.

     Net loss for the year ended December 31, 2016 was $28,152 compared to a net loss of $43,982  for the year ended December 31, 2015. This loss represents an decrease of $15,830 or 36%. This increase in loss is attributable to decreased travel and exploratory costs, partially offset by increased costs associated with regulatory reporting, and increases in professional fees.

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

     During the fiscal years ended December 31, 2016 and 2015 the Company has been able to pay its expenses and costs through its cash on hand. As of December 31, 2016 the Company had $3,234 in cash compared to $16,792 in 2015 and accounts payable of $1,300 and $1,300 at December 31, 2016 and 2015, respectively. leaving the Company without minimal working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations

Item 7a.  Quantitative and qualitative disclosures about market risk.

     Since we have no assets other than cash in banks and notes receivable and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2016, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

Item 8.  Financial Statements.

     The financial statements of the Company are included following the signature pages to this form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     NONE

Item 9a.  Controls and procedures

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2016. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Changes in internal controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business Experience

     Mr. Gianascio, age 57, is a Swiss citizen and private investor.  He is also CEO of YouStart.me Sagl a Swiss venture capital. Since 1999, he has been President, Secretary, Treasurer and Director of Oranco, with the exception of 2011 to 2015. Mr.  Gianascio holds a Masters Degree in Economics which he received from the University of Geneva, Switzerland and was a Fiduciario Finanziario within the state of Ticino, Switzerland.

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

     The following table sets forth as of December 31, 2016, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

None

Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)

Claudio Gianascio	200,000	4.7%
C.P. 70, CH 6947
Vaglio, Switzerland

All directors and executive officers as a group (1 person)	200,000	4.7%

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

Director independence

     We do not have any independent directors serving on our board of directors

Item 14. Principal Accountant Fees and Services

Audit Fee

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Oranco's annual financial statement and review of financial statements included in Oranco's 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,950 for fiscal year ended 2016 and $5,950 for fiscal year ended 2015.

Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Oranco's financial statements that are not reported above were $ -0- for fiscal years ended 2016 and 2015.

Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150 for fiscal year ended 2016 and $0 for fiscal year ended 2015.

All Other Fees

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2016 and 2015.

     We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

Item 15. Exhibits

Exhibit

Number	Description*

3.1*	Initial Articles of Incorporation

3.2*	Articles of Amendment to the Articles of Incorporation

3.3*	By-Laws

10.1**	2000 non-Qualified Key Man Stock Option Plan

10.2**	Form of Option Certificate delivered in connection with the grant of individual options.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

99.1****	Code of Ethics

101 INS	XBRL Instance Document-

101 SCH	XBRL Schema Document-

101 CAL	XBRL Calculation Linkbase Document-

101 DEF	XBRL Definition Linkbase Document-

101 LAB	XBRL Labels Linkbase Document-

101 PRE	XBRL Presentation Linkbase Document-

- The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

ORANCO, INC.

Date: April 25, 2017	S/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: April 25, 2017	S/ Claudio Gianascio
Claudio Gianascio
President, Secretary,
Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oranco, Inc.

We have audited the accompanying balance sheets of Oranco, Inc. (a Nevada corporation) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2016. Oranco, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $28,152, and $43,982, respectively, during the years ended December 31, 2016 and 2015, and of December 31, 2016, the Company's current liabilities exceeded its current assets by $4,897.  These factors create an uncertainty as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

s/Burnham & Schumm, P.C.
Burnham & Schumm, P.C.
Salt Lake City, Utah
April 25, 2017

ORANCO, INC.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
Assets

Current Assets:
Cash	$3,234	$16,792
Prepaid expenses	3,333	7,763

Total current assets	6,567	24,555

Total Assets	$6,567	$24,555

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,300	$1,300
Interest payable, stockholder	164	--
Note payable, stockholder	10,000	--

Total current liabilities	11,464	1,300

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Accumulated deficit	(359,065)	(330,913)

Total Stockholders' Equity	(4,897)	23,255

Total Liabilities and Stockholders' Equity	$6,567	$24,555

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 and 2015

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenues	$--	$--

Expenses, general and administrative	27,991	43,998

Operating loss	(27,991)	(43,998)

Other income (expense):
Interest income	3	16
Interest expense	(164)	--

Loss before provision for income taxes	(28,152)	(43,982)

Provision for income taxes	--	--

Net loss	$(28,152)	$(43,982)

Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2014	4,269,950	$4,270	$349,898	$(286,931)

Net loss for the year ended December 31, 2015	--	--	--	(43,982)

Balance, December 31, 2015	4,269,950	4,270	349,898	(330,913)

Net loss for the year ended December 31, 2016	--	--	--	(28,152)

Balance, December 31, 2016	4,269,950	4,270	349,898	(359,065)

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 and 2015

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:

Net loss	$(28,152)	$(43,982)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in prepaid expenses	4,430	(3,333)
Increase (decrease) in accounts payable	--	300
Increase in interest payable	164	--

Net cash used by operating activities
	(23,558)	(47,015)
Cash flows from investing activies:
	--	--
Cash flows from financing activities:

Proceeds from note payable, related party	10,000	--

Net decrease in cash	(13,558)	(47,015)

Cash, beginning of period	16,792	63,807

Cash, end of period	$3,234	$16,792
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

a.             Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 16, 1977.  The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned and the Company has remained inactive since that time. The Company has not commenced principal operations. The Company is looking to pursue business opportunities.

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

f.              Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and 2015, the carrying value of certain   financial  instruments   approximates fair value due to the short-term nature of such instruments.

Notes to Financial Statements – Continued:

2.                Note Payable, Stockholder

   Stockbroker note payable consist of the following at December 31, 2016 and 2015:

	2016	2015

Note payable to an individual also a stockholder and director of the Company, interest is being charged at 4%, the note is unsecured and is due August 5, 2017. The note principal and accrued interest is convertible into common stock at $.001 per share.	$10,000	$	---

3. Warrants and Stock Options

   No options or warrants are outstanding to acquire the Company's common stock.

4. Income Taxes

At December 31, 2016, and 2015, the Company had net deferred tax assets of $121,640 and $112,510, respectively. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

   The provision for income tax consists of the following components at December 31, 2016 and 2015:

	2016	2015

Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
Tax Provision	$--	$--

                   The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2016	2015
Expected tax benefit using
Regular rates	$(9,572)	$	(14,954)
State minimum tax	--		--
Valuation allowance	9,572		14,954
Tax Provision	$--		$--

Notes to Financial Statements - Continued

The Company has loss carry forwards totaling $359,065 that may be offset against future federal income taxes. If not used, the carry forwards will expire 20 years after they are incurred.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended December 31, 2016 and 2015. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2016 and 2015.

   The federal income tax returns of the Company for 2015, 2014 and 2013 are subject to examination by the IRS, generally for three years after they were filed.

5. Office Rent

The Company's board of directors approved an office rent to a former director of the Company. The amount expensed for the year-ending December 31, 2016 and 2015 amounted to $-0- and $2,850, respectively.

6. Travel Expense Related Party

   In March 2015, the board of directors approved to reimburse its current board member $15,000 for travel expenses incurred related to merger and acquisition activities.

7. Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $28,152 during year ended December 31, 2016 and accumulated losses of $359,065 since inception at June 15, 1977.  The Company's current liabilities exceed its current assets by $4,807 at December 31, 2016.  These factors create an uncertainty as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. Subsequent Events - Date of Management Evaluation

   Management has evaluated subsequent events through April 27, 2017 the date on which the financial statements were available to be issued.