Form 10-Q
period 2017-03-31
ORANCO INC
filed 2017-05-10
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2017

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2017
Common Stock, $0.001	4,269,950

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at March 31, 2017 and December 31, 2016, and the related  statement of operations  and the  statement of cash flows for the three months, ended March 31, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the three months ended March 31, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

ORANCO, INC.

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31,	December 31,
	2017	2016
Assets

Current Assets:
Cash	$3,220	$3,234
Prepaid expenses	833	3,333

Total current assets	4,053	6,567

Total Assets	$4,053	$6,567

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,300	$1,300
Interest payable, stockholder	264	164
Note payable, stockholder	10,000	10,000

Total current liabilities	11,564	11,464

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Accumulated deficit	(361,679)	(359,065)

Total Stockholders' Equity	(7,511)	(4,897)

Total Liabilities and Stockholders' Equity	$4,053	$6,567

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF OPERATIONS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Revenues	$--	$--

Expenses, general and administrative	2,514	10,556

Operating loss	(2,514)	(10,556)

Other income (expense):
Interest income	-	2
Interest expense	(100)	--

Loss before provision for income taxes	(2,614)	(10,554)

Provision for income taxes	--	--

Net loss	$(2,614)	$(10,554)

Net loss per share	$-	$-

Weighted average shares outstanding	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2017 and DECEMBER 31, 2016

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,614)	$(10,554)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in prepaid expenses	2,500	(7,500)
Increase (decrease) in accounts payable	--	13,990
Increase in interest payable	100	--

Net cash used by operating activities	(14)	(4,064)

Cash flows from investing activies:	--	--

Cash flows from financing activities:	--	--

Net decrease in cash	(14)	(4,064)

Cash, beginning of period	3,234	16,792

Cash, end of period	$3,220	$12,728
Interest paid	$--	$--
Income taxes paid	$--	$--

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

f.              Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 and December 31, 2016, the carrying value of certain   financial  instruments   approximates fair value due to the short-term nature of such instruments.

Notes to Financial Statements – Continued:

2.             Note Payable, Stockholder

Stockholder note payable consist of the following at March  31, 2017 and December 31, 2016:

	2016	2015
Note payable to an individual also a stockholder and director of the Company, interest is being charged at 4%, the note is unsecured and is due August 5, 2017. The note principal and accrued interest is convertible into common stock at $.001 per share.	$10,000	$--

3.             Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

4.             Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carrforwards totaling $359,065 that may be offset against future federal income taxes.  If not used, the carryforwards will expire 20 years after they are incurred.  Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero.  Therefore, there are no tax benefits recognized in the accompanying statement of operations.
5.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $2,614 during the period ended March 31, 2017 and accumulated losses of $361,679 since inception at June 15, 1977.  The Company's current liabilities exceed its current assets by $7,511 at March 31, 2017.  These factors create an uncertainty as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining  the  Company in good  standing  or the  payment of expenses  associated  with  reviewing or  investigating  any potential  business venture,  which  the  Company  expects  to pay from its  cash  resources as well as loans from management.  Management believes that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be  advanced  by  management  or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan.  However, any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations  with any person  regarding  any venture.

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

Three Month Period Ended March 31, 2017 and 2016

The Company did not generate any revenue during the three months ended March 31, 2017 and 2016. It had interest income of $0 and $2 for the three months ended March 31, 2017 and 2016..

General and administrative expenses were $2,514 and $10,556  for the three months ended March 31, 2017 and 2016 . The decrease in expenses for the three months ended March 31, 2017 were largely due to decreased travel and office expense.  As a result of the foregoing, the Company realized net losses of $2,614 and $10,554  for the three months ended March 31, 2017 and 2016.  The Company's decreased net loss is attributable to decreased travel expenses and office expense.

Liquidity and Capital Resources

At March 31, 2017, assets consisted of $3,220 in cash and $833 in prepaid expenses compared to $3,234 in cash and $3,333 in prepaid expenses on December 31, 2016. As of March 31, 2017, the Company had $1,300 in accounts payable.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2017, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2017) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 9, 2017