Form 10-Q
period 2017-06-30
ORANCO INC
filed 2017-08-11
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2017
Common Stock, $0.001	4,269,950

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	June 30, 2017 and December 31, 2016

	Statements of Operations
	For the three and six months ended June 30, 2017 and 2016	5

	Statements of Cash Flows
	For the six months ended June 30, 2017 and 2016	6

	Notes to Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualtitative Disclosures About Market Risk	10

ITEM 4T.	Controls and Procedures	10

PART II.

ITEM 6.	Exhibits	10

Signatures		11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at June 30, 2017 and December 31, 2016, and the related  statement of operations for the three and six months ended June 30, 2017 and 2016  and the  statement of cash flows for the six months, ended June 30, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the six months ended June 30, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

ORANCO, INC.

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016
Assets

Current Assets:
Cash	$5,578	$3,234
Prepaid expenses	8,333	3,333

Total current assets	13,911	6,567

Total Assets	$13,911	$6,567

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$7,955	$1,300
Interest payable, stockholder	504	164
Note payable, stockholder	27,500	10,000

Total current liabilities	35,959	11,464

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Accumulated deficit	(376,216)	(359,065)

Total Stockholders' Equity	(22,048)	(4,897)

Total Liabilities and Stockholders' Equity	$13,911	$6,567

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2017

Revenues	$--	$--	$--	$--

Expenses, general and administrative	14,298	4,743	16,812	15,299

Operating loss	(14,298)	(4,743)	(16,812)	(15,299)

Other income (expense):
Interest income	1	--	1	2
Interest expense	(240)	--	(340)	--

Loss before provision for income taxes	(14,537)	(4,743)	(17,151)	(15,297)

Provision for income taxes	--	--	--	--

Net loss	$(14,537)	$(4,743)	$(17,151)	$(15,297)

Net loss per share	$--	$--	$--	$--

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(17,151)	$(15,297)
Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by stockholder	10,000	--
(Increase) in prepaid expenses	(5,000)	(570)
Increase (desrease) in accounts payable	6,655	(180)
Increase in accounts payable	340	--
Net cash used by operating activities	(5,156)	(16,047)

Cash flows from investing activities:	--	--

Cash flows from financing activities:
Proceeds from note payable, related party	7,500	--

Net increase (decrease) in cash	2,344	(16,047)

Cash, beginning of period	3,234	16,792

Cash, end of period	$5,578	$745
Interest paid	$--	$--
Income taxes paid	$--	$--
Loan from related party used to pay operating expenses	$10,000	$--

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

f.              Fair Value of Financial Instruments

SC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and December 31, 2016, the carrying value of certain   financial  instruments   approximates fair value due to the short-term nature of such instruments.

Notes to Financial Statements – Continued:

2.             Notes Payable, Stockholder

Stockholder notes payable consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 4%, the notes are unsecured and due one year from issuance. The note principal and accrued interest is convertible into common stock at $.001 per share.	$27,500	$10,000

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
5.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $17,151 during the period ended June 30, 2017 and accumulated losses of $376,216 since inception at June 15, 1977.  The Company's current liabilities exceed its current assets by $22,048 at June 30, 2017.  These factors create an uncertainty as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three And Six Month Period Ended June 30, 2017 and 2016

The Company did not generate any revenue during the three and six months ended June 30, 2017 and 2016, respectively. It had interest income of $1 and $0 for the three months  and $1 and $2 for the  six months ended June 30, 2017 and 2016.

General and administrative expenses were $14,298 and $4,743 for the three months and $16,812 and  $15,299 for the six months ended June 30, 2017 and 2016, respectively . The changes in expenses for the three months ended June 30, 2016 were largely some increases in accounting, legal, other professional costs and timing issues and as to six months ended June 30, 2016 largely due to increased to regulatory costs in the first quarter of 2016. As a result of the foregoing, the Company realized net losses of $14,537 and $4,743 for the three months and $ 17,151 and $15,297 for the six months ended June 30, 2016 and 2015, respectively

Liquidity and Capital Resources

At June 30, 2017, assets consisted of $5578 in cash and $8333 in prepaid expenses compared to $3,234 in cash and $3,333 in prepaid expenses on December 31, 2016. As of June 30, 2017, the Company had $7,955 in accounts payable. In addition, Notes Payable to stockholders increased from $10,000 to $27,500, the proceeds of which were used to pay the Company's operating costs.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2017, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2017) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 10 , 2017