Form 10-Q
period 2017-09-30
ORANCO INC
filed 2017-11-08
CIK 1098996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2017

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to _______________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of November 5, 2017
Common Stock, $0.001	32,644,630

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying  balance sheets of Oranco, Inc.  (a development stage company) at September 30, 2017 and December 31, 2016, and the related  statement of operations for the three and nine months ended September 30, 2017 and 2016  and the  statement of cash flows for the nine months, ended September 30, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the nine months ended September 30, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

ORANCO, INC.

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016
Assets

Current Assets:
Cash	$483	$3,234
Prepaid expenses	5,833	3,333

Total current assets	6,316	6,567

Total Assets	$6,316	$6,567

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,560	$1,300
Interest payable, stockholder	781	164
Note payable, stockholder	27,500	10,000

Total current liabilities	33,841	11,464

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 4,269,950 issued and outstanding	4,270	4,270
Additional paid-in capital	349,898	349,898
Accumulated deficit	(381,693)	(359,065)

Total Stockholders' Equity	(27,525)	(4,897)

Total Liabilities and Stockholders' Equity	$6,316	$6,567

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$--	$--	$--	$--

Expenses, general and administrative	5,200	7,442	22,012	22,741

Operating loss	(5,200)	(7,442)	(22,012)	(22,741)

Other income (expense):
Interest income	--	1	1	3
Interest expense	(277)	(63)	(617)	(63)
Total other income (expense)	(277)	(62)	(616)	(60)

Loss before provision for income taxes	(5,477)	(7,504)	(22,628)	(22,801)

Provision for income taxes	--	--	--	--

Net loss	$(5,477)	$(7,504)	$(22,628)	$(22,801)

Net loss per share	$--	$--	$(0.01)	$(0.01)

Weighted average shares outstanding	4,269,950	4,269,950	4,269,950	4,269,950

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(22,628)	$(22,801)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) decrease in prepaid expenses	(2,500)	1,930
Increase (decrease) in accounts payable	4,260	(650)
Increase in interest payable	617	63

Net cash used by operating activities	(20,251)	(21,458)

Cash flows from investing activities:	--	--
Cash flows from financing activities:

Proceeds from related party note payable	17,500	10,000
Net decrease in cash	(2,751)	(11,458)

Cash, beginning of period	3,234	16,792

Cash, end of period	$483	$5,334
Interest paid	$--	$--
Income taxes paid	$--	$--

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017 and December 31, 2016, the carrying value of certain   financial  instruments   approximates fair value due to the short-term nature of such instruments.

Notes to Financial Statements – Continued:

2.	Notes Payable, Stockholder

Stockholder notes payable consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 4%, the notes are unsecured and due one year from issuance. The note principal and accrued interest is convertible into common stock at $.001 per share.	$27,500	$10,000

On November 4, 2017, the notes payable and accrued interest was converted into 28,374,680 shares of common stock. There was no gain or loss on the conversion.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $22,628 during the period ended September 30, 2017 and accumulated losses of $381,693 since inception at June 15, 1977. The Company's current liabilities exceed its current assets by $27,525 at September 30, 2017. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three And Nine Month Period Ended September 30, 2017 and 2016

The Company did not generate any revenue during the three and nine months ended September 30, 2017 and 2016, respectively. It had interest income of $0 and $1 for the three months  and $1 and $3 for the  nine months ended September 30, 2017 and 2016.

General and administrative expenses, including interest, were $5,477 and $7,504 for the three months and $22,628 and  $22,801 for the nine months ended September 30, 2017 and 2016, respectively . The changes in expenses for the three months ended September 30, 2017 and 2016 were largely some decreases in accounting, legal, other professional costs and timing issues and as to nine months ended September 30, 2010 and 2016 largely due to decreased regulatory costs. As a result of the foregoing, the Company realized net losses of $5,477 and $7,504 for the three months and $ 22,628 and $22,801 for the nine months ended September 30, 2017 and 2016, respectively

Liquidity and Capital Resources

At September 30, 2017, assets consisted of $483 in cash and $5833 in prepaid expenses compared to $3,234 in cash and $3,333 in prepaid expenses on December 31, 2016. As of September 30, 2017, the Company had $5,560 in accounts payable. In addition, Notes Payable to stockholders increased from $10,000 to $27,500, the proceeds of which were used to pay the Company's operating costs.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, September 30, 2017, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended September 30, 2017) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On November 4, 2017, pursuant to the terms of the notes, the holder of  three Convertible notes in the principal amount of $27,500 elected to convert such notes, together with accrued interest of $874.68 into 28,374,680 common shares of the Company. The shares were issued pursuant to the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended.

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
November 5, 2017
/s/ Claudio Gianascio
Claudio Gianascio
President & Treasurer