Form 10-K
period 2017-12-31
ORANCO INC
filed 2018-04-02
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to________

Commission File No. 0-28181

ORANCO, INC.

(Name of Small Business Issuer in its Charter)

Nevada	87-0574491
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

One Liberty Plaza , Suite 2310 PMB# 21, New York, NY 10006

(Address of Principal Executive Offices)

Issuer's Telephone Number: (646)7593614

(Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None

Name of Each Exchange on Which Registered: None

Securities Registered under Section 12(g) of the Exchange Act: Common

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated filer ☐	Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $854,689.

As of March 28, 2018, the number of shares of the registrant’s common stock outstanding was 42,191,480.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “Oranco” or “ORNC” shall mean Oranco, Inc., a Nevada corporation.

ii

PART I

ITEM 1. BUSINESS

Introduction

Oranco, Inc., or the Company, was incorporated under the laws of the State of Nevada, on June 10, 1977. The purposes for which the corporation was organized were: (1) to engage in any lawful business from time to time authorized by the board of directors, (2) to act as principal, agent, partner or joint venturer or in any other capacity in any transaction, (3) to do business anywhere in the world, and (4) to have and exercise all rights and powers from time to time granted to the corporation by law.

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

By September of 1999, no viable acquisitions or merger candidates had been located for the Company and management became aware that the Company would be required to register its shares under the Securities Exchange Act of 1934 in order to maintain its stock on the OTC Bulletin Board. Management determined that the Company needed new management which might be better positioned to find a suitable acquisition or merger candidate and which would be in a position of funding the upcoming expenses of the Company. On September 1, 1999 management of the Company resigned and Claudio Gianascio was appointed as sole director and officer. On November 9, 1999 the Company sold 700,000 of its shares of common stock to Mr. Gianascio for $.05 per share, netting a total of $35,000. On November 18, 1999 the Company filed a registration statement on Form 10SB which became effective sixty days thereafter.

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

In the summer of 2000, the Company completed a private placement of 2,500,000 units for which it received $250,000. Each unit consisted of one share of common stock; one “a” warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.10 per share within two years of the date of issuance; and one “b” warrant giving the holder thereof the right to purchase, upon a minimum of 60 days prior notice of exercise, one share of common stock at $.25 per share within two years of the date of issuance. Both “a” & “b” warrants expired without exercise.

On December 26, 2017, Million Success Business Limited, a British Virgin Islands corporation (“Buyer”) entered into a Share Purchase Agreement (“Purchase Agreement”) with the then largest shareholder of the Company, Mr. Claudio Gianascio, who owned 90.4% of the total outstanding shares of the Company (“Seller”). Pursuant to the terms of the Purchase Agreement, the Seller sold to the Buyer all of his shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), or 38,121,530 shares of the Common Stock for $340,000 (such transaction, the “Share Purchase”). The Share Purchase closed on December 29, 2017.

At the closing of the Share Purchase, there was a change in our board and executive officers. Mr. Claudio Gianascio, sole director, President, Treasurer and Secretary of the Company appointed Mr. Peng Yang to serve as sole director, President, Treasurer and Secretary of the Company, with such appointment effective on January 5, 2018, being ten days from the date the Information Statement on Schedule 14F-1 (the “Schedule 14F-1”) reporting the change in control as a result of the Share Purchase was mailed to all the stockholders of the Company. Mr. Gianascio resigned from all his positions with the Company effective on January 5, 2018.

Business

We are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company has had no business operations since inception other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire.

To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a “blank check” company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its Common Stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance, trading and all medically related fields, among others.    The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the SEC a Current Report on Form 8-K within the time periods provided for. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

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

The Company is unable to predict the time as to when and if, it will participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

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

Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services

The limited business operations of the Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPOs, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Research and Development

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

This is not applicable to our current operations. However environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

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

Going Concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $30,287 during year ended December 31, 2017 and accumulated losses of $389,352 since inception in 1977. The Company's current assets exceed its current liabilities by $2,738 at December 31, 2017. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock, borrowing from existing shareholders, and/or the ability to generate sufficient operating revenue.

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

While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company but he is expected to do so in the near future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's sole officer and director participates in other business ventures which may compete directly with the Company.

Additional conflicts of interest and non-arm’s length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.

Section 13 of the Securities Exchange Act of 1934, or the Exchange Act, requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Given that the Company is a considered a “blank check” company there is potential for being classified an Investment Company.

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the SEC as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

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

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

●	determination of the purchaser's investment suitability;
●	delivery of certain information and disclosures to the purchaser; and
●	receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2. PROPERTIES

The Company’s office is located at One Liberty Plaza , Suite 2310 PMB# 21, New York, NY 10006. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the SEC. These activities have consumed an insubstantial amount of management's time.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Sheets, under the symbol “ORNC”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last seven years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$0.21	$0.21
Second Quarter	$0.21	$0.21
Third Quarter	$1	$1
Fourth Quarter	$0.25	$0.25

Fiscal Year 2016	High Bid	Low Bid
First Quarter	$0.6015	$0.6015
Second Quarter	$0.425	$0.425
Third Quarter	$0.425	$0.425
Fourth Quarter	$0.3	$0.3

There is no “public market” for shares of common stock of the Company. Although the Company’s shares are quoted on the OTC Markets OTCQB, the Company is aware of only a few transactions that have taken place in the previous ten years. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

Common Stock

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share. As dictated by our Articles of Incorporation, all shares of common stock have equal rights and privileges with respect to (i) one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders; (ii) to participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefor; and (iii) to participate pro rata in any distribution of assets available for distribution upon liquidation of the Company. Stockholders of the Company have no pre-emptive rights to acquire additional shares of common stock or any other securities. The common stock is not subject to redemption and carries no subscription or conversion rights. All outstanding shares of common stock are fully paid and non-assessable. The Articles of Incorporation may only be amended by a majority vote of not less than 90% of the then issued and outstanding shares of the Company. A quorum of outstanding shares for voting on an Amendment to the Articles of Incorporation shall not be met unless 95% or more of the issued and outstanding shares are present at a properly called and noticed meeting of the Stockholders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash) a general or special shareholder’s meeting should be called for such purpose, wherein all shareholder’s would be entitled to vote in person or by proxy. In the notice of such a shareholder’s meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

As of the date of this report, there were 42,191,480 shares of common stock issued and outstanding.

Preferred Stock

The Company does not have any preferred stock, authorized or issued.

Warrants

There are currently no outstanding warrants.

Options

There are currently no outstanding options.

Penny Stock Regulations

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company’s shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC. If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company’s Common stock and may affect the ability of shareholders to sell their shares.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 18.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declared dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Securities authorized for issuance under equity compensation plans.

None; not applicable

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

The Company issued four notes to Claudio Gianascio, a former director and officer of the Company until December 26, 2017 on the following dates and in the following amounts, on August 5, 2016 in the amount of $10,000; on April 6, 2017 in the amount of $7,500; on April 27, 2017 in the amount of $10,000; and on November 2, 2017 in the amount of $9,500. All four notes were convertible into common stock at $0.001 per share.  Claudio Gianascio converted the four notes on November 9, 2017 and December 27, 2017 to 28,374,680 and 9,546,850 shares of common stock, respectively.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers.

None.

Transfer Agent and Registrar

Interwest Transfer Company, Inc. has been appointed as our Transfer Agent and Registrar for our common stock. Continental’s mailing address is 1981 Murray Holladay Road, Suite 100 Salt Lake City, UT 84117 and their phone number is 801-272-9294.

Item 6. Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2017 and December 31, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

During the next 12 months, our only foreseeable cash requirements will relate to maintaining us in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which we expect to pay from its cash resources. As of December 31, 2017, it had $70 in cash. Management does not believe that these funds are sufficient to cover its cash needs for the next 12 months. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to us. As of the date of this Report, it is impossible to predict the amount of any such loan. As of the date of this Report, we do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2018.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending December 31, 2018.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2017.

Interest income, for the year ended December 31, 2017 were $1 compared to $3 for the year ended December 31, 2016. This represents a decrease of $2 or 66.7%, which is attributable to a decrease in interest income. The Company had no other revenue.

Expenses, including interest expense, for the year ended December 31, 2017 were $30,288 compared to $28,155 for the year ended December 31, 2016. This represents an increase of $2,133 or 7.6%, which is mainly attributable to an increase in regulatory reporting and professional fees.

Net loss for the year ended December 31, 2017 was $30,287 compared to a net loss of $28,152 for the year ended December 31, 2016. This loss represents an increase of $2,135 or 7.6%. This increase in loss is mainly attributable to an increase in regulatory reporting and professional fees.

LIQUIDITY AND FINANCIAL CONDITION WORKING CAPITAL

	At December 31, 2017	At December 31, 2016	Percentage Increase/ (Decrease)

Current assets	$3,403	$6,567	(48.2%)
Current liabilities	$665	$11,464	(94.2%)
Working capital surplus/(deficiency)	$2,738	$(4,897)	(155.9%)

CASH FLOWS

	Year Ended
	December 31, 2017	December 31, 2016

Net cash (used in) operations	$(30,164)	$(23,558)
Net cash provided by investing activities	$-	-
Net cash provided by financing activities	$27,000	$10,000
(Decrease) in Cash During The Period	$(3,164)	$(13,558)

We had cash in the amount of $70 as of December 31, 2017 as compared to $3,234 as of December 31, 2016. We had working capital surplus of $2,738 as of December 31, 2017 compared to a working capital deficiency of $4,897 as of December 31, 2016.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

FUTURE FINANCINGS

We will require additional funds to implement our growth strategy for our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended December 31, 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

BASIS OF PRESENTATION

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

ACCOUNTING BASIS

We use the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). We adopted a December 31 fiscal year end.

RISKS AND UNCERTAINTIES

The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash, prepaid expenses, accounts payable, accrued professional fees, and amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

CONCENTRATIONS OF CREDIT RISK

Our company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Our company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. Our company believes it is not exposed to any significant credit risk on cash and cash equivalents.

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2017, there have been no interest or penalties incurred on income taxes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

We have yet to realize revenues from operations. Once our company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

DIVIDENDS

We have not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

INFLATION

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2016 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended 2017 were audited by Burnham & Schumm, P.C., an independent registered public accounting firm. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 16, 2016. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with US GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

Changes in internal controls

As reported on the Form 8-K filed by the Company with the SEC on January 5, 2018, the Company’s president, secretary, treasurer and director, Claudio Gianascio, resigned and on the same date, the Company appointed Peng Yang to serve as president, secretary, treasurer and director. See—Item 1 Business, for more details.

Other than the foregoing, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED

Peng Yang (1)	26	Director, President, Secretary, and Treasurer	Appointed 01/05/2018

Claudio Gianascio (2)	58	Director, President, Secretary, and Treasurer	Resigned 01/05/2018

(1) Mr. Yang was appointed as Director, President, Secretary, and Treasurer on January 5, 2018 as a result of the Share Purchase.

(2) Mr. Gianascio resigned from his positions as Director, President, Secretary, and Treasurer on January 5, 2018 as a result of the Share Purchase.

Business Experience

Mr. Yang, age 26, has international business and management experience from his positions working with Huaxin Wines, a company engaged in wine trading and Sure Rich Investment (Group) Limited, an investment company. He has served as the general manager assistant and overseas affairs manager of Huaxin Wines since 2015 and as limited director of Sure Rich Investment (Group) Limited since 2016. Mr. Yang holds a bachelors of engineering degree, with honors, from the University of Auckland in New Zealand.

Significant Employees.

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. No member of the Company’s board of directors qualifies as an independent director pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 5605(a)(2). We do not have majority of independent directors.

Committees of the Company’s Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, our board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2017, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.1 to the March 29, 2004 10KSB for the period of 12/31/2003.

Involvement in Certain Legal Proceedings

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

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Exchange Act. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

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

Termination of Employment and Change of Control Arrangement

On December 26, 2017, as a result of the Share Purchase Mr. Claudio Gianascio resigned as sole director, president, treasurer and secretary of the Company. Mr. Claudio Gianascio, sole director, president, treasurer and secretary of the Company appointed Mr. Peng Yang to serve as sole director, president, treasurer and secretary of the Company, with such appointment effective on January 5, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

There are no persons who beneficially own more than five percent of the Company’s common stock as of the date of this Report, with the computations being based upon 42,191,480 shares of common stock being outstanding on March 28, 2018, unless otherwise noted.

Security Ownership of Management.

The following table sets forth the shareholdings of the Company’s directors and executive officers as of the date of this Report:

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)

Peng Yang(2) One Liberty Plaza , Suite 2310 PMB# 21, New York, NY 10006	38,121,530	90.35%

All directors and executive officers as a group (1 person)	200,000	0.47%

(1) Percentage is calculated upon the 42,191,480 shares outstanding.

(2) Includes 38,121,530 shares of common stock held in record by Million Success Business Limited, 100% controlled by Peng Yang.

Changes in Control.

On December 26, 2017, Million Success Business Limited, a British Virgin Islands corporation (“Buyer”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with our then largest shareholder, Mr. Claudio Gianascio, who owned 90.4% of the total outstanding shares of the Company (the “Seller”). Pursuant to the terms of the Purchase Agreement, the Seller sold to the Buyer all of his shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), or 38,121,530 shares of the Common Stock for $340,000 (such transaction, the “Share Purchase”). The Share Purchase closed on December 29, 2017.

At the closing of the Share Purchase, there was a change in our board and executive officers. Mr. Claudio Gianascio, sole director, President, Treasurer and Secretary of the Company appointed Mr. Peng Yang to serve as sole director, President, Treasurer and Secretary of the Company, with such appointment effective on January 5, 2018, being ten days from the date the Information Statement on Schedule 14F-1 (the “Schedule 14F-1”) reporting the change in control as a result of the Share Purchase was mailed to all the stockholders of the Company as of December 22, 2017. Mr. Gianascio resigned from all his positions with the Company effective on January 5, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

The Company issued four notes to Claudio Gianascio, a former director and officer of the Company until December 26, 2017 on the following dates and in the following amounts, on August 5, 2016 in the amount of $10,000; on April 6, 2017 in the amount of $7,500; on April 27, 2017 in the amount of $10,000; and on November 2, 2017 in the amount of $9,500. All four notes were convertible into common stock at $0.001 per share.

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

Director independence

We do not have any independent directors serving on our board of directors

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by Burnham & Schumm P.C. our independent accountant for the fiscal year ended December 31, 2017 and 2016:

	Fiscal Year Ended December 31,
	2017	2016
Audit Fees(1)	$5,950	$5,950
Audit-related Fees(2)	-	-
Tax Fees(3)	$150	$150
All Other Fees(4)	-	-
Total	$6,100	$6,100

(1) Audit Fee: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2) Audit-Related Fees: This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3) Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4) All Other Fees: This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our entire board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2017, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Prior to engaging its accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed.  All of the services described above were approved by the Board of Directors in accordance with its procedure.

Item 15. Exhibits

Exhibit Number	Description

3.1	Initial Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.1 filed with the SEC on November 18, 1999)

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

3.3	By-Laws (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

4.1	2000 non-Qualified Key Man Stock Option Plan (incorporated by reference to our Form 10KSB exhibit 10.1 filed with the SEC on March 24, 2000)

10.2	Form of Option Certificate delivered in connection with the grant of individual options. (incorporated by reference to our Form 10KSB exhibit 10.2 filed with the SEC on March 24, 2000)

10.3	Share Purchase Agreement, Dated December 26, 2017 between Million Success Business Limited and Claudio Gianascio (incorporated by reference to our SC 13D exhibit 99.1 filed with the SEC on January 8, 2018)

31.1***	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Code of Ethics (incorporated by reference to our Form 10KSB exhibit 99.1 filed with the SEC on March 29, 2004)

101 INS	XBRL Instance Document-

101 SCH	XBRL Schema Document-

101 CAL	XBRL Calculation Linkbase Document-

101 DEF	XBRL Definition Linkbase Document-

101 LAB	XBRL Labels Linkbase Document-

101 PRE	XBRL Presentation Linkbase Document-

-	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: April 2, 2018	/S/ Peng Yang
Peng Yang
President, Secretary,
Treasurer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ORANCO, INC.

Date: April 2, 2018	/S/ Peng Yang
Peng Yang
President, Secretary,
Treasurer and Director (Principal Financial Officer)

ORANCO, INC.

FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS' REPORT

DECEMBER 31, 2017 AND 2016

ORANCO, INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Oranco, Inc.

We have audited the accompanying balance sheets of Oranco, Inc. (a Nevada corporation) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017. Oranco, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oranco, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $30,287, and $28,152, respectively, during the years ended December 31, 2017 and 2016, and of December 31, 2017, the Company’s current assets exceeded its current liabilities by $2,738. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnham & Schumm, P.C.

Burnham & Schumm, P.C.

Salt Lake City, Utah

April 2, 2018

F-2

ORANCO, INC.

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
Assets
Current Assets:
Cash	$70	$3,234
Prepaid expenses	3,333	3,333

Total current assets	3,403	6,567

Total Assets	$3,403	$6,567

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$665	$1,300
Interest payable, stockholder	--	164
Note payable, stockholder	--	10,000
Total current liabilities	665	11,464

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 42,191,480 and 4,269,950 issued and outstanding	42,192	4,270
Additional paid-in capital	349,898	349,898
Accumulated Deficit	(389,352)	(359,065)

Total Stockholders' Equity	2,738	(4,897)

Total Liabilities and Stockholders' Equity	$3,403	$6,567

The accompanying notes are an integral part of the financial statements.

F-3

ORANCO, INC.

STATEMENTS OF OPERATIONS

YEARS ENEDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenues	$--	$--

Expenses, general and administrative	29,530	27,991

Operating loss	(29,530)	(27,991)

Other income (expense):
Interest income	1	3
Interest expense	(758)	(164)

Loss before provision for income taxes	(30,287)	(28,152)

Provision for income taxes	--	--

Net loss	$(30,287)	$(28,152)

Net loss per share	$--	$(.01)

Weighted average shares
Outstanding	9,041,089	4,269,950

The accompanying notes are an integral part of the financial statements.

F-4

ORANCO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2015	4,269,950	$4,270	$349,898	$(330,913)

Net loss for the year ended December 31, 2016	--	--	--	(28,152)

Balance, December 31, 2016	4,269,950	4,270	349,898	(359,065)

November 4 and December 18, 2017 note payable and accrued interest converted into Common Stock	37,921,530	37,922	--	--

Net loss for the year ended December 31, 2017	--	--	--	(30,287)

Balance, December 31, 2017	42,191,480	$42,192	$349,898	$(389,352)

The accompanying notes are an integral part of the financial statements.

F-5

ORANCO, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 and 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(30,287)	$(28,152)

Adjustments to reconcile net loss to cash provided by operating activities:
Accrued interest converted into common stock	922	--
(Increase) decrease in prepaid expenses	--	4,430
Increase (decrease) in accounts payable	(635)	--
Increase (decrease) in interest payable	(164)	164

Net cash used by operating activities:	(30,164)	(23,558)

Cash flows from investing activities:	--	--

Cash flows from financing activities:
Proceeds from note payable, related party	27,000	10,000

Net decrease in cash	(3,164)	(13,558)
Cash, beginning of period	3,234	16,792

Cash, end of period	$70	$3,234
Supplemental disclosures of cash flow information:

Interest paid	$--	$--

Income taxes paid	$--	$--

Notes payable converted into 37,000,000 shares of common stock	$37,000	$--

Accrued interest converted into 922,000 shares of common stock	$922	$--

The accompanying notes are an integral part of the financial statements.

F-6

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and 2016, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

F-7

Notes to Financial Statements – Continued:

2.	Note Payable, Stockholder

Stockholder note payable consist of the following at December 31, 2017 and 2016:

	2017	2016
Note payable to an individual also a stockholder and director of the Company, interest is being charged at 4%, the note is unsecured and is due August 5, 2017. The note principal and accrued interest was converted into common stock at $.001 per share. See note 5.	$--	$10,000

3.	Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

4.	Income Taxes

At December 31, 2017, and 2016, the Company had net deferred tax assets of $132,380, and $122,082, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at December 31, 2017 and 2016:

	2017	2016
Current
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular rates to income before taxes:

	2017	2016
Expected tax benefits using regular rates
Regular rates	$(10,298)	$(9,572)
State minimum taxes	--	--
Valuation allowance	10,298	9,572
	$--	$--

F-8

Notes to Financial Statements - Continued

The Company has loss carry forwards totaling $389,352 that may be offset against future federal income taxes. If not used, the carry forwards will expire 20 years after they are incurred.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended December 31, 2017 and 2016. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2017 and 2016.

The federal income tax returns of the Company for 2016, 2015 and 2014 are subject to examination by the IRS, generally for three years after they were filed.

5.	Note Payable and Accrued Interest Converted into Common Stock

On November 4, 2017 and December 18, 2017, a stockholder and board member converted notes payable totaling $37,000 and accrued interest totaling $922 into common shares at $.001 per share. A total of 37,921,530 common shares were issued.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $30,287 during year ended December 31, 2017 and accumulated losses of $389,352 since inception at June 15, 1977. The Company’s current assets exceed its current liabilities by $2,738 at December 31, 2017. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through March 15, 2018 the date on which the financial statements were available to be issued.

F-9