Form 10-Q
period 2018-03-31
ORANCO INC
filed 2018-05-18
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________________

Commission File number 000-28181

ORANCO, INC.

(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza , Suite 2310 PMB# 21, New York, NY 10006	84117
(Address of principal executive offices)	(Zip Code)

(646)7593614

(Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of May 16, 2018
Common Stock, $0.001	57,191,480

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended March 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORANCO, INC.

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(unaudited)

Assets
Current Assets:
Cash	$4,023	$70
Prepaid expenses	25,833	3,333

Total current assets	29,856	3,403

Total Assets	$29,856	$3,403

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,200	$665
Notes payable, stockholder	40,709
Total current liabilities	44,909	665

Stockholders’ Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 42,191,480 and 4,269,950 issued and outstanding	42,192	42,192
Additional paid-in capital	349,898	349,898
Accumulated Deficit	(407,743)	(389,352)

Total Stockholders’ Equity	(15,053)	2,738

Total Liabilities and Stockholders’ Equity	$29,856	$3,403

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues	$--	$--

Expenses, general and administrative	18,391	2,514

Operating loss	(18,391)	(2,514)

Other income (expense):
Interest income	--	--
Interest expense	--	(100)

Loss before provision for income taxes	(18,391)	(2,614)

Provision for income taxes	--	--

Net loss	$(18,391)	$(2,614)

Net loss per share	$--	$--

Weighted average shares
Outstanding	42,191,480	4,269,950

The accompanying notes are an integral part of these financial statements.

ORANCO, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss for the period	$(18,391)	$(2,614)

Changes in operating assets and liabilities:
Expenses paid directly by stockholder	600
(Increase)/decrease in prepaid expenses	(22,500)	2,500
Increase in accounts payable	3,535	--
Increase in interest payable	--	100

Net cash used in operating activities:	(36,756)	(14)

Cash flows from investing activities:	--	--

Cash flows from financing activities
Proceeds from stockholder loan	40,709	--

Net increase/(decrease) in cash and cash equivalents	3,953	(14)
Cash and cash equivalents, beginning of period	70	3,234

Cash and cash equivalents, end of period	$4,023	$3,220
Supplemental disclosures of cash flow information:

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and December 31, 2017, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

g.	Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 2 regarding going concern matters.

h.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

i.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and December 31, 2017, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.	Notes Payable, Stockholder

Stockholder notes payable consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at -0-%, the note is unsecured and payable on demand.	$40,709	$--

3.	Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

4.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $389,352 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

5.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $18,391 during the three months ended March 31, 2018 and accumulated losses of $407,743 since inception at June 15, 1977. The Company’s current liabilities exceed its current assets by $15,053 at March 31, 2018. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6.	Subsequent Events - Date of Management Evaluation

Management has evaluated events subsequent to the date on which the financial statements were available to be issued.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

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

The Company did not generate any revenue during the three months ended March 31, 2018 and 2017.

General and administrative expenses were $18,391 and $2,514 for the three months ended March 31, 2018 and 2017. The increase in expenses for the three months ended March 31, 2018 were largely due to increased professional fees and office expense. As a result of the foregoing, the Company realized net losses of $18,391 and $2,614 for the three months ended March 31, 2018 and 2017. The Company's increased net loss is attributable to increased professional fees and office expense.

At March 31, 2018, assets consisted of $4,023 in cash and $25,833 in prepaid expenses compared to $70 in cash and $3,333 in prepaid expenses on December 31, 2017. As of March 31, 2018, the Company had $4,200 in accounts payable and $40,709 in notes payable to stockholder.

Currently, the Company has no material commitments for capital expenditures. Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers or shareholders, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as disclosed below, there were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2018 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: May 18, 2018	/s/ Peng Yang
Peng Yang
President, Secretary,
Treasurer and Director (Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)

