Form 10-K
period 2018-06-30
ORANCO INC
filed 2018-09-28
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 000-28181

ORANCO, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

87-0574491

IRS Employer Identification Number

One Liberty Plaza, Suite 2310 PMB# 21

New York, NY 10006

Tel. (646) 759-3614

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,231,791.

As of September 28, 2018, there were 98,191,480 shares of the registrant’s common stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of working capital to meet our requirements;

●	Actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;

●	Changes in our business strategy or development plans;

●	The availability of additional capital to support capital improvements and development;

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC; and

●	The availability of new business opportunities.

This Annual Report on Form 10-K should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and should be evaluated with consideration of any changes occurring after the date of this Annual Report on Form 10-K. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “ORNC,” “we,” “us” and “our” are references to Oranco, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Background

Oranco is engaged in alcohol wholesale in China through its operating subsidiary, Fenyang Huaxin Wine Industry Development Co., Ltd. (“Huaxin”), a People’s Republic of China company located in Shanxi Province, that is 100% held by Fujian Jin’ou Trading Co., Ltd. We maintain our principal executive offices at One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006, United States. Our telephone number is (646) 759-3614.

We currently focus our business on the sale of Chinese Fenjiu liquor and imported wines. We run a growing alcoholic beverage business guided by a core purpose: to promote premium alcoholic beverages to China’s population. We aim to achieve this purpose by catering to the ever-evolving tastes in alcohols through our creative marketing strategies and innovative product designs that target different age groups of China’s population. To that end, we have hired marketing talents who have decades of experience in effective alcohol brand building. As a result, we have managed to respond to the demand for Chinese Fenjiu liquor and imported wines in the Chinese marketplace.

The popularity behind Chinese Fenjiu liquor is its unique combination of light alcohol fragrance and its soft and subtle sweetness. This combination has been one of the predominant taste preference amongst Chinese drinkers. Our Chinese Fenjiu liquor is a 53-proof clear spirit with a long lasting clean aftertaste. Our strategic partner, Shanxi Xinghuacun Fenjiu Group Alcohol Industry Development Zone Sales Co., Ltd. (“Fenjiu Group”), produces our Chinese Fenjiu product. Its brewing process is guided by the principle of “clean” and “pure”, and such standard is achieved by double fermentation and double distillation process in order to increase the yield of ethanol and expel any unfavorable flavors. The fermented grains, usually sorghum and barley, will be distilled; the distilled grains will be fermented once more; then the re-fermented grains will be distilled again.

Modern competition among different types of Chinese hard liquor is largely dependent on brand recognition that was built upon decades of customer goodwill and unique marketing strategies. Fenjiu liquor is recognized highly amongst Chinese consumers. It has long been a common liquor choice for traditional Chinese festivities, thus enjoying a deep cultural recognition amongst Chinese drinkers.

We believe that Fenjiu liquor presents great business opportunities for us to utilize creative product designs and marketing strategies to attract Chinese consumers. Collaborating with the Fenjiu Group, the sole producer of Fenjiu liquor in China, we have been focusing on product design to try to convey a modern feel to our Fenjiu products while maintaining Fenjiu liquor’s historical elegance. We believe our designer packaging stands out from our competitors’, symbolized by its bright coloring and prominently fat-bellied jars. With creative designs and stylized name, our registered trademarks, such as Dagangjiu (translated as “Big Jar Liquor”), are effective in capturing young and older Chinese populations’ attention.

Established in 2017, we believe our imported wine distribution business has a high growth potential as evidenced from the marked prices of the imported wines from Spain and New Zealand, countries from where we import our wine products, in the current Chinese market. A great majority of competitive players have priced their 750mL bottles of wine imported from Spain and New Zealand well above RMB 200. This price falls within the premium range in the general Chinese wine market. Within the general Chinese wine market, the premium range enjoyed the highest year-on-year growth compared to other price tiers of wine in 2017. This pricing trend for premium wines is applicable to imported wine from Spain and New Zealand, which we believe will benefit our growth in 2018. Accordingly, our strategy is to continue pricing our imported wine products within the premium range levels to generate higher margins. Though marketing and brand identity are still integral part of wine business in China, wine sales are highly driven by the origin of the wines. Since Spanish and New Zealand are considered prime origins for wine productions, our wine products will continue grab the attention of Chinese drinkers, ensuring the sustainable growth of our imported wine business.

We have strategically organized our wholesale and marketing channels. We sell directly to our six major distributors who then retail our products to over 300 storefronts and outlets. Even though we do not retail our products online, we believe the internet is a great way to market our products. Aside from promoting our products through traditional TV platforms, we have established our reputation on existing major Chinese e-commerce platforms such as Taobao.com and further enhanced our business goodwill through our marketing on online-to-offline (“O2O”), business-to-business (“B2B”) and business-to-consumer (“B2C”) platforms. We promote our Fenjiu liquors and imported wine through WeChat and other social media apps to strengthen our marketing efforts and to educate the general public on Chinese liquor tasting and history of Chinese Fenjiu liquors.

We believe that effective marketing strategies and creative product designs are two major contributing factors to our success. To improve and maintain the effectiveness of our marketing strategies, we have established integrated and collaborative processes to drive coordinated operations across our marketing efforts and sales. Our marketing strategies enable us to promote multiple sales concepts across two major alcohol categories, effectively attracting different age and cultural groups of Chinese populations. Our marketing plans are strategically designed to be efficiently executed and are tailored to meet unique taste and evolving demands of Chinese people. As a result, we believe that the Company’s innovative and highly-customized designs draw considerable public attention, which in turns is a factor in maximizing sales. As an example, in May 2015, we introduced a new line of product, “Qishierbian” (translated as “72 Earthly Transformations”), which brings modern visuals, ancient stories and new interpretations of Chinese culture to traditional Fenjiu liquor. This has helped creating acceptance of Fenjiu liquor from younger generations and its success reflects the changing needs and preferences of the Chinese populations. Over the past three years, we have generated approximately RMB 15,413,175 in revenue under “Qishierbian”. We believe it is essential to improve the overall business sustainability through focusing on marketing strategies and creative product designs to support our success.

For the year ended June 30, 2018, we generated revenue of approximately 84.9% from Fenjiu liquor wholesale and approximately 15.1% from imported wine wholesale. For the year ended June 30, 2017, we generated revenue of approximately 89.9% from Fenjiu liquor wholesale and approximately 10.1% from imported wine wholesale. We have not experienced any seasonality in our business.

Industry Overview

Chinese Fenjiu Liquor Market

We believe that the long-term demand for Chinese hard liquor, especially Fenjiu liquor, will continue to grow in China. The overall business environment has been optimistic, due to the continuous economic growth evidenced by the significant growth of Chinese nominal gross domestic product (“GDP”). This has led to an ever-increasing growth in China’s per capita expenditures on food, tobacco, and alcoholic beverages, indicating increased consumers’ disposable income and willingness to spend money on alcoholic beverages in general. According to the National Bureau of Statistics of China, the sales volumes of Chinese liquor in China has remained relatively flat between 2012 and 2016. Given the increasing purchasing power and improving living standards, the sales volume of Chinese liquor increased from 11,267.0 million liters in 2012 to 13,057.1 million liters in 2016, with a compound annual growth rate (“CAGR”) of 3.8%. Overall, we believe consumers are increasingly interested in drinking better quality liquor. We expect that with the Chinese consumers’ increasing purchasing power the consumption of Chinese liquor will shift to higher quality products and therefore the Chinese liquor market is expected to experience growth in the near future. According to the China Insights Consultancy (“CIC”) report, there are approximately 1,578 Chinese liquor producers in China with annual revenue above RMB 20 million in 2016. These producers are mainly located in the southwest, northeast and central China. Given the Chinese government’s implementation of policies designed to control and limit spending on “the three public consumptions”, namely overseas travel, receptions, and official cars, the high-end Chinese liquor market in China has undergone extensive restructuring since 2012.

Chinese government officials had a long history of using high-end liquors at reception events. However, in 2012, the Chinese governments implemented policies designed to control and limit spending on “the three public consumptions”, namely overseas travel, receptions, and use of government vehicles. Ripples of this anti-corruption campaign are felt beyond the high-end liquor industry, in sectors that heavily rely on China’s gifting culture and the lavish lifestyle of the privileged for growth. This extensive restructuring of Chinese liquor market caused by the anti-corruption campaign from Chinese government lasted for several years. As a result, the overall spending on high-end liquor market in China was limited and the sales volumes of Chinese high-end liquor has remained relatively flat till 2016. Nowadays, the structure of Chinese liquor market is stable again and has a steady growth supported by constant economic growth in China. Chinese consumers are expected to spend more on purchasing high-end liquors led by their increasing purchasing power.

Fenjiu Group and its subsidiaries are the sole suppliers of Fenjiu liquor in China. Fenjiu liquor has a relatively long history and is one of the world-famous Chinese liquor brands. Due to the Chinese government’s implementation of policies meant to control and limit spending on “the three public consumptions”, sales revenue in the Fenjiu liquor market have followed a downward trend since 2012. However, with increasing per capita incomes and rising demand for mid- to high-range products, the Fenjiu liquor market started to rebound in 2015, the market has expanded in terms of sales revenue to reach RMB5,117.9 million in 2016. Shanxi Province is the main market of Fenjiu liquor. Approximately 55% of Fenjiu liquor sales revenue was achieved in Shanxi in 2016. It is expected that the sales revenue of Fenjiu liquor will reach a further RMB10,532.0 million in China by 2022, increasing at a CAGR of 12.8% between 2016 and 2022.

According to the CIC report, at the end of 2016, the total number of Fenjiu liquor distributors reached 987 in China. The Fenjiu liquor distribution market is highly competitive with no single distributor occupying a major share of the market.

There are relatively high entry barriers for new competitors in the Fenjiu liquor distribution market. Firstly, it is important for new entrants to get an authorization from Fenjiu Group, which is the sole provider of Fenjiu liquor products in China, to distribute Fenjiu Group’s products. Fenjiu Group started placing stricter requirements on its distributors, including, for example, new sales target, rich experience in the industry, good past performance in cooperation with the Group, etc. Thus, it has become increasingly difficult for new players to enter the market. Fenjiu liquor enjoys widespread popularity in and around Shanxi Province, with markets in other parts of China being significantly smaller. It is therefore important for new entrants to have a pre-existing distribution network in certain regions of China in order to be successful. It remains risky for new entrants to enter into new areas where Fenjiu liquor is not yet fully established and where the distribution market is already saturated. Distributors range from mom-and-pop stores in Shanxi Province to larger companies with years of experience in the Fenjiu liquor industry, each competing for a fair share of the market. Intense competition arises between distributors within the same region, selling the same or different Fenjiu brands. Fenjiu liquor includes a variety of products, differing in terms of ABV, vintage, recipe, etc. Although there are no dominant varieties in the market, some are preferred by end consumers more than others. However, almost all of these popular varieties have already been taken up by exclusive distributors. Thus, new entrants might find it difficult to source popular products directly from Fenjiu Group or will be left to source them from existing distributors, which entails lower profit margins.

Chinese Wine Market

According to the International Organization of Vine and Wine, or OIV, the per capita wine consumption in China is much lower than the US average level between 2012 and 2016. After the reduction of “three public consumptions” in 2013, China’s per capita consumption showed a further decrease. However, the consumption pattern has changed and the wine consumption has grown into a mass consumption accompanied by a decrease in wine price. Compared with the world average consumption, China’s per capita wine consumption has been around one-third of the world’s average since 2010. The relatively low per capita wine consumption in China indicates great growth potential for China’s wine market in the future.

According to the CIC report, Chinese consumers should, between 2017 and 2022, develop the habit of drinking wine rather than other alcoholic beverages, wine consumption is considered a healthier option. In addition, the development of O2O platforms selling wine will most certainly facilitate the purchase of wine in China.

There are three market drivers for China’s wine market. Firstly, China’s per capita disposable income has been increasing rapidly mainly due to increasing wages. Rising disposable income translates into increasing purchasing power for Chinese people; it also means that Chinese people tend to focus more on their quality of life. As wine is considered in China as a premium product with some beneficial health effect, we believe that increasing purchasing power will stimulate the further growth of wine consumption. In addition, the characteristics associated with drinking wine, such as beautification and antioxidation, play an important role in contributing to its consumption, especially for female customers. Secondly, China’s urbanization rate has been improving greatly during the past decades and the Chinese government sets up the goal that the urbanization rate of China is set to reach 60% by 2020. With the further improvement of the urbanization rate in China, the retail sales market is experiencing a rapid growth in urban regions in China. Thirdly, there are favorable national and international policies for imported wine. According to bilateral trade agreements signed by the PRC government with New Zealand, Chile and Australia, imported goods from the three countries will benefit from low tariff rates, effective from 2019. According to those agreements, by 2019, these tariffs will be totally eliminated. This favorable policy should reduce the wine retailing price and hence contribute to a growth in sales.

Our Strengths

Our Company has a high brand recognition in the Chinese Fenjiu liquor market

Our “Dagangjiu” brand Fenjiu liquor is one of the Chinese Fenjiu liquor market’s popular brands. We believe that we have built a reputation among Chinese drinkers as a reliable Fenjiu liquor brand. Our customers choose our Fenjiu products for personal enjoyment, gifts for loved ones or superior quality alcohol for special occasions such as weddings and other traditional Chinese festivities. We have also leveraged the strength of the Fenjiu Group to become one of the leading Fenjiu brands in international alcohol festivals such as the World Wine Culture Expo held in Shanxi, China in 2017. We believe our high brand recognition anchors our packaging and distribution business with strong customer goodwill in Shanxi province and beyond, providing us with a competitive advantage.

Our Marketing Experts’ Extensive Experience and Superior Reputation in our Industry

We believe that our competitors’ marketing team cannot match our marketing experts’ extensive industry experience and their superior reputation. We believe our commercial campaigns build strong credibility with consumers and potential liquor distribution partners and shape the market trends of consumer preferences and business evolutions in the industry.

Additionally, we believe our marketing expertise and design proficiency required to successfully attract new customers combined with our ability to generate a range of business concepts and capability to customize each sales opportunity according to customers’ need are advantages when competing in the Chinese Fenjiu market. Our expertise also allows us to successfully manage the numerous regional and cultural complexities involved in operating a traditional liquor business in China.

A Flexible Business Model

Our current business model is flexible. It can be diversified in terms of the product flavors we serve and producers we sign commissions with. While operating a mix of marketing campaigns and business concepts under our own registered trademarks “Dagangjiu” and “Dagang Jiufang”, we entrust the liquor production to reputed large-scale producers. Currently, we are in a strategic partnership with Fenjiu Group.

Although our current business strategy emphasizes on the marketing, packaging and distribution of Fenjiu liquor and imported wines, should we want to change our business strategy to cater to more popular product types such as Luzhou-flavor liquor and Maotai-flavor liquor, we can quickly adjust our marketing concepts and product packaging to meet customers’ evolving needs and preferences. Since our bard is well recognized and the intellectual property used for our brand is owned by us, we can change our strategic partnerships to address new product preferences while maintaining our accumulated goodwill. This approach enables us to update marketing concepts and product mix any time and allows us to be flexible in our marketing approach.

This reliable and flexible business model has contributed to the marketing resilience of our business performance.

Service-driven and Cohesive Management Team

Our talented and dedicated senior management team has guided our organization through its expansion and, we believe, positioned us for continued growth. Each member of our team has an average of 20 years of expertise. Additionally, our management team possesses extensive experience across a broad range of disciplines, including Chinese liquor marketing, sales, E-Commerce, finance, franchising and business management. Our management team embraces our core purpose to “promote premium alcoholic beverages to the Chinese population of all ages” and exemplifies our passionate and customer-oriented culture, which is shared by our employees throughout our company. We believe this results in a service-driven and cohesive management team focused on long-term business growth.

Principal Products and Services

For the year ended June 30, 2018, we generated revenue of approximately 84.9% from Fenjiu liquor wholesale and approximately 15.1% from imported wine wholesale. For the year ended June 30, 2017, we generated revenue of approximately 89.9% from Fenjiu liquor wholesale and approximately 10.1% from imported wine wholesale. We have not experienced any seasonality in our business.

Fenjiu Liquor Wholesale

For our Fenjiu liquor wholesale business, we secure a strategic partnership with dealers based on our market survey data, market positioning data, sales channels data, sales capabilities data and sales potential evaluation. We further evaluate dealers according to their geographical and administrative area and categorize them into provincial, municipal and county agents. We establish cooperative relationships and strategic sales partnership amongst them to further facilitate the sales of our products. We wholesale our Fenjiu liquor products directly to these dealers.

In addition, we target dealers with sales access to retail stores and outlets. We sell our Fenjiu products with simple and bulk packaging to these dealers. The main idea is to achieve profit margins through the reduction of high-end designs and packaging while maintaining a relatively low price of our Fenjiu liquor products. Through this approach, we believe we can reach a greater number of Chinese customers who are attracted by the cost-effectiveness of our products. We sell our products to our dealers who then resell these products to retail stores and outlets.

Revenue generated from our Fenjiu liquor wholesale business accounted for 89.9% and 84.9%, respectively, of the total revenue derived from our general business in 2017 and 2018.

Imported Wine Wholesale

For our imported wine wholesale business, we secure strategic partnerships with dealers based on our market survey data, market positioning data, sales channels data, sales capabilities data and sales potential evaluation. We further evaluate dealers according to their geographical and administrative area and categorize them into provincial, municipal and county agents. We establish cooperative relationships and strategic sales partnership amongst them to further facilitate the sales of our products. We wholesale our imported wines directly to these dealers.

Revenue generated from our imported wine wholesale business accounted for 10.1% of the total revenue derived from our general business in 2017.

Competition

There is intense competition in the Chinese liquor market. As a result, customers face a tremendous number of choices when deciding which brand or product to choose from.

Fenjiu Group has nearly 1,000 multi-layered distributors as of the beginning of 2018, with these distributors often serving as Fenjiu brand co-builders. Although the Fenjiu Group is now widely known as the only producer of Fenjiu throughout the market, intense competition in the wholesale market remains since Fenjiu liquor distributors will continue working to co-build and enhance their respective brand image alongside Fenjiu Group to capture additional market share from competitors. By the end of 2016, there were nearly 1,000 distributors of Fenjiu liquor in China. Distributors range from mom-and-pop stores in Shanxi Province to larger companies with years of experience in the Fenjiu liquor industry, each competing for a fair share of the market. Competition is even more intense amongst the distributors within the same region.

The wine industry in China is also very competitive. Competitors conduct various marketing activities and pricing strategies in an effort to keep their market shares, which directly impact our sales, revenues and profitability. We follow the market trend constantly and adjust our own advertising, promotion, pricing and sourcing strategies accordingly. In addition, competitors in the Chinese wine market compete against us for regaining highly qualified marketing personnel and staff members.

In response to the intense competition in the Chinese liquor and wine markets, we have implemented a number of initiatives designed to expand revenues. Our revenue enhancement initiatives include expanding our marketing efforts, developing new products and working with start-up and bulk-sale customers to decrease our marketing costs.

Regulations

Huaxin is in the alcohol wholesale business, including Fenjiu liquor wholesale and imported wine wholesale, in China. Huaxin is subject to various existing and probable governmental regulations on its alcohol wholesale business.

According to the Regulations on Administration of Liquor of Shanxi Province which came into effect on January 1, 2000, entities or individuals who engage in liquor wholesale in Shanxi Province shall apply for a License for Liquor Wholesale. Huaxin has obtained the License for Liquor Wholesale and such license will expire on December 31, 2018. Also, Huaxin is required to obtain the Food Operation License pursuant to the Administrative Measures for Food Operation Licensing which came into effect on November 17, 2017. Huaxin has obtained Food Operation License and such license will expire on August 31, 2022. Nevertheless, Huaxin may be subject to penalties by PRC regulatory authorities if the wholesale license and food operation license is not timely renewed after expiration.

Currently, license for liquor wholesale is no longer required in nationwide level, but it is still required in some particular Provinces, such as Shanxi Province and Shanghai. In addition to Shanxi Province, the Company also sell liquor to other Provinces, namely Fujian, Ningxia, Gansu, Xinjiang, Beijing, Shanghai and Hebei Province. Liquor wholesale business of the Company is operated by its subsidiaries, Huaxin and Fenyang Jinqiang Wine Co., Ltd. (“Jinqiang”), both of which were established in Shanxi Province and have obtained wholesale licenses in Shanxi Province. According to our telephone consultation with the competent authorities in Beijing, Shanghai, Ningxia, Gansu and Hebei, no wholesale license is required for Huaxin or Jinqiang in such Provinces since Huaxin and Jinqiang were established in Shanxi Province and have already obtained wholesale licenses in Shanxi Province. In conclusion, no further wholesale license is required in other Provinces where the Company operates its business, unless the Company newly establish operating entity in such Provinces and license is still required for liquor wholesale business in such Provinces.

Regarding the imported wine business, pursuant to the Foreign Trade Law of the People’s Republic of China (Revised in 2016), a foreign trade operator engaged in import and export of goods shall register with competent local regulatory authorities in Shanxi Province that in charge of foreign trades; and pursuant to the Administrative Provisions of the Customs of the People’s Republic of China on the Registration of Customs Declaration Entities, consignors and consignees of imported and exported goods shall go through customs declaration entity registration formalities with their local Customs in accordance with the applicable provisions. Huaxin has completed the registration for a record as a foreign trade operator and has obtained Certificate of the Customs of the People’s Republic of China on the Registration of Customs Declaration Entities. The registration for a record as a foreign trade operator has no time limit; while the validity period for Certificate of the Customs of the PRC on the Registration of Customs Declaration Entities is two years and such certificate can be renewed before the expiration date. Nevertheless, Huaxin may be subject to penalties by PRC regulatory authorities if Huaxin fails to go through the modification formalities in the event of a change to any of its details registered with the competent governmental authorities including its name, nature, domicile and legal representative.

Customers

Our customers are downstream distributors. We rely upon several of our large customers from whom we generated substantial revenue each year, and the composition of our largest customers has changed from year to year. For the year ended June 30, 2018, five of our customers, Beijing Huaxin Rongfa Trading Co., Ltd., Fuqing Jing Hong Trading Co., Ltd., Shanghai Baiwang Trading Co., Ltd., New Venus Trade (Fujian) Group Co., Ltd. and Shanxi Moneng Trading Co., Ltd. represented approximately 16.3%, 16.2%, 11.5%, 11.2% and 10.6% of Huaxin’s revenue, respectively. For the year ended June 30, 2017, four of our customers, Fuqing Jing Hong Trading Co., Ltd., Beijing Huaxin Rongfa Trading Co., Ltd., New Venus Trade (Fujian) Group Co., Ltd. and Shanghai Baiwang Trading Co., Ltd. represented approximately 27%, 30%, 11% and 15% of Huaxin’s revenue, respectively. Huaxin currently engages its major customers with purchase agreements negotiated on an arm’s length basis. These purchase agreements customarily cover a one-year period and contain material subsections such as targeted customers’ selling goals, representation and warranties of the customers, rights and responsibility of the customers, pricing adjustment, logistics and shipping, payment methods, downstream management and dispute resolutions. While we believe that one or more of our major customers could account for a significant portion of our sales for at least the year 2019, we anticipate that our customer’s base will continue to expand and that in the future we will be less dependent on major customers.

Suppliers

We primarily rely upon five main suppliers from whom we purchase materials each year. For the year ended June 30, 2018, five of our suppliers, Shanxi Xinghuacun Liquor Group Wine Industry Development Zone Sales Co., Ltd., Fuzhou Tongshunda Trading Co., Ltd., Fenyang Xinghua Haokoufu Wine Industry Flagship Store, Shanxi Yuanquan Drinking Co., Ltd. and Shanxi Xinjin Merchants Wine Group Co., Ltd., accounted for 41%, 17%, 10%, 8% and 8% of our total supply purchases. For the year ended June 30, 2017, five of our suppliers, Shanxi Yuanquan Drinking Co., Ltd., Shanxi Wanli Wine Industry Sales Co., Ltd., Fuyang City Xinghua Haokoufu Wine Industry Flagship Store, Shanxi Xinjin Merchants Wine Group Co., Ltd. and Fuzhou Tongshunda Trading Co., Ltd. represented for 45%, 21%, 13%, 11% and 8% of the total supply purchases. All supplier contracts with large suppliers were entered from year to year on an arm’s length basis.

In general, we enter into procurement agreements in the ordinary course of business with our suppliers, pursuant to a form of supply order typically on a “deal by deal” basis. However, we have a strategic partnership with Fenjiu Group. We entered into a partnership agreement with Fenjiu Group on June 30, 2017, pursuant to which Fenjiu Group has agreed to supply us $4,379,850 worth of Fenjiu liquor during a three-year period. We are committed to buy and sell $4,379,850 worth of Fenjiu liquor pursuant to the strategic partnership agreement.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. We do not rely on third-party licenses of intellectual property for use in our business.

As of the date of this Annual Report on Form 10-K, we had obtained two patents for liquor-making devices that can change proofs of various liquors, both of which were registered in 2015. Our issued PRC patents will expire in 2025. As of the date of this Annual Report on Form 10-K, we had registered 10 trademarks and had submitted 11 additional trademark applications. Our registered PRC trademarks will expire between 2024 and 2028 but can be renewed before the trademarks’ respective expiration date. As of the date of this Annual Report on Form 10-K, we had obtained two registered domain names.

In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, such as the use of confidentiality agreement with our employees.

Employees

As of the date of this report, we had 54 employees throughout our operations in 4 offices and 3 warehouses. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

WHERE YOU CAN FIND MORE INFORMATION

The registrant is subject to the requirements of the Exchange Act, and files reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the public reference room maintained by the SEC at its Public Reference Room, located at 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330. In addition, we are required to file electronic versions of those materials with the SEC through the SEC’s EDGAR system. The SEC also maintains a website at http://www.sec.gov, which contains reports, proxy statements and other information regarding registrants that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

Our business operations are subject to various risks related to doing business in the People’s Republic of China (“PRC”).

First, we conduct all of our operations and all of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our ability to operate our business through mobile APP.

Second, since our business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair our ability to operate profitably, if at all. The PRC government continues to exercise significant control over economic growth in the PRC and we are dependent upon the PRC government pursuing policies that encourage private ownership of businesses. Restrictions on private ownership of businesses would affect the e-commerce and lodging services in general.

Third, PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably. The Laws and regulations regarding the interpretation and application of PRC laws that govern our business and the enforcement and performance of our arrangements with customers in certain circumstances are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively, which may have an adverse effect on our business.

In addition, because our business is conducted in RMB and the price of our Common Stock is quoted in United States dollars, changes in currency conversion rates may affect the value of your investments. Fluctuation in the exchange rate between the RMB and dollar resulting from economic conditions and others affect the value of our assets and the results of our operations in United States dollars. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition.

Further, the Enterprise Income Tax Law (“EIT Law”) and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. However, there are no detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” If we are deemed as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiary and any other PRC subsidiaries which we may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. In addition, any dividends we pay to our non-PRC investors, and the gains realized from the transfer of our Common Stocks may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). This could have a material and adverse effect on our overall effective tax rate, our income tax expenses, our net income and our dividends paid to our shareholders.

Finally, there are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Under the PRC EIT Law and its implementation rules, the profits of a foreign-invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to a special arrangement between Hong Kong and the PRC, such rate may be reduced to 5% if a Hong Kong resident enterprise owns more than 25% of the equity interest in the PRC company. Our PRC subsidiary is wholly-owned by our Hong Kong subsidiary. In current practice, a Hong Kong enterprise must obtain a tax resident certificate from the relevant Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority. Additionally, even after we obtain the Hong Kong tax resident certificate, we are required by applicable tax laws and regulations to file required forms and materials with relevant PRC tax authorities to prove that we can enjoy 5% lower PRC withholding tax rate. There is no assurance that the PRC tax authorities will approve the 5% withholding tax rate on dividends received from our Hong Kong business entity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

The Company’s office is located at One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006.

Huaxin’s headquarters are located at Building 22, Baihui Shoufu, Xinghuacun Town, Fenyang City, Shanxi Province, China, where we own the property with an aggregate floor area of approximately 1561.6 square meters. This includes Huaxin’s sales and marketing office, communication and business development office and our management and operations facilities.

Huaxin also currently leases the following properties for its operations:

●	from Fenyang Baihui Real Estate Co., Ltd. on an arm’s length basis, approximately 50 square meters of office space at No.2, 1st Floor, Block A4, Baihui Shoufu, Xinghuacun Town, Fenyang City, Shanxi Province, China under a lease that expires on September 6, 2018 and can be renewed subject to mutual agreements by both parties;

●	from Taiyuan Xiangyu Enterprise Management Consulting Co. Ltd. on an arm’s length basis, approximately 100 square meters of office space at No.5, Unit 1, Building 2, No. 343, Fenyang Road, Xiaodian District, Taiyuan City, Shanxi Province, China under a lease that expires on November 9, 2018 and can be renewed subject to mutual agreements by both parties;

●	from Shanxi Zhanpeng Metal Products Co., Ltd. on an arm’s length basis, approximately 1000 square meters of office space at No. 2, South Hero Road, Fenyang City, Shanxi Province, China under a lease that expires on March 9, 2021 and can be renewed subject to mutual agreements by both parties;

●	from Ms. Jiangmei Guo on an arm’s length basis, approximately 140 square meters of office space at No. 1011, Unit 2, Unit 1, Wenxingyuan, Xiaodian District, Fenyang City, Shanxi Province, China under a lease that expires on December 8, 2018 and can be renewed subject to mutual agreements by both parties;

●	from Mr. Genshan Zhao on an arm’s length basis, approximately 60 square meters of office space at Room 915, Wufeng International, No. 11 Zhenxing Street, High-Tech Zone, Taiyuan City, Shanxi Province, China under a lease that expires on September 30, 2018 and can be renewed subject to mutual agreements by both parties;

●	from Mr. Jianhong Zhang on an arm’s length basis, approximately 50 square meters of office space at Room 903, 9th Floor, Wufeng International Building, High-tech Development Zone, Taiyuan City, Shanxi Province, China under a lease that expires on September 20, 2018 and can be renewed subject to mutual agreements by both parties; and

●	from Fenyang City Jiudu Xinhua Liquor Trading Center Co., Ltd. on an arm’s length basis, approximately 1200 square meters of warehouse space at South District if Shudao Avenue, High-Speed Exit, Xinghua Village, Fenyang City, Shanxi Province, China under a lease that expires on January 11, 2019 and can be renewed subject to mutual agreements by both parties.

We believe that our current facilities are adequate and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (U.S. Dollars)

Market Information

There is a limited public market for our common stock. Our common stock trades on the OTC Pink marketplace under the symbol “ORNC”. The OTC Pink marketplace is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTC Pink equity security generally is any equity that is not listed or traded on a national securities exchange.

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Pink quotation service. These bid prices represent prices quoted by broker-dealers on the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2018	Bid	Bid
First Quarter	$0.4	$0.2
Second Quarter	$0.55	$0.1

Fiscal Year 2017	Bid	Bid
First Quarter	$0.21	$0.21
Second Quarter	$0.21	$0.21
Third Quarter	$1	$1
Fourth Quarter	$0.25	$0.25

Fiscal Year 2016	Bid	Bid
First Quarter	$0.6015	$0.6015
Second Quarter	$0.425	$0.425
Third Quarter	$0.425	$0.425
Fourth Quarter	$0.3	$0.3

There is no “public market” for shares of common stock of the Company. Although the Company’s shares are quoted on the OTC Pink marketplace, the Company is aware of only a few transactions that have taken place in the previous ten years. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

Stockholders of Record

As of September 28, 2018 there were approximately 50 stockholders of record of our common stock.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Securities authorized for issuance under equity compensation plans.

None.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers.

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Chinese Renminbi)

	Years Ended June 30,		Variance
	2018	2017	Amount	%
Revenue	101,759,660	91,144,666	10,614,994	11.6%
Cost of sales	27,800,667	24,065,113	3,735,554	15.5%
Gross profit	73,958,993	67,079,553	6,879,440	10.3%
Selling and distribution expenses	5,477,457	2,521,950	2,955,507	117.2%
Administrative expenses	7,109,937	5,505,952	1,603,985	29.1%
Income from operations	61,371,599	59,051,651	2,319,948	3.9%
Other income	155,700	227,552	71,852	-31.6%
Interest and other financial charges	1,759,325	3,431,027	1,671,702	-48.7%
Income before income taxes	59,767,974	55,848,176	3,919,798	7.0%
Income taxes	15,095,681	14,121,343	974,338	6.9%
Net income	44,672,293	41,726,833	2,945,460	7.1%

Revenue

	Year Ended June 30,				Variance
	2018	%	2017	%	Amount	%
Sales of Fenjiu liquor products	86,358,407	84.9%	81,973,982	89.9%	4,384,425	5.3%
Sales of imported wine products	15,401,253	15.1%	9,170,684	10.1%	6,230,369	67.9%
Total Amount	101,759,660	100.0%	91,144,666	100.0%	10,614,994	11.6%

For the year ended June 30, 2018 and 2017, revenue generated from our Fenjiu liquor wholesale business was RMB86,358,407 and RMB81,973,982, respectively, which represented an increase of RMB4,384,425 or 5.3%. The increase in revenue generated from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products.

For the years ended June 30, 2018 and 2017, revenue generated from our imported wine wholesale business was RMB15,401,253 and RMB9,170,684, respectively, which represented an increase of RMB6,230,369 or 67.9%. The increase in revenue generated from our imported wine wholesale business was mainly due to the increased sales volume of our imported wine products.

Cost of Sales

	Years Ended June 30,				Variance
	2018	%	2017	%	Amount	%
Sales of Fenjiu liquor products	23,250,121	83.6%	21,645,410	89.9%	1,604,711	7.4%
Sales of imported wine products	4,550,546	16.4%	2,419,703	10.1%	2,130,843	88.1%
Total Amount	27,800,667	100.0%	24,065,113	100.0%	3,735,554	15.5%

For the years ended June 30, 2018 and 2017, the cost of sales from our Fenjiu liquor wholesale business was RMB23,250,121 and RMB21,645,410, respectively, which represented an increase of RMB1,604,711 or 7.4%. The increase of cost of sales from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products.

For the years ended June 30, 2018 and 2017, the cost of sales from our imported wine wholesale business was RMB4,550,546 and RMB2,419,703, respectively, which represented an increase of RMB2,130,843 or 88.1%. The increase of cost of sales from our imported wine wholesale business was mainly due to the increased sales volume of our imported wine products.

Gross Profit

	Years Ended June 30,				Variance
	2018	%	2017	%	Amount	%
Sales of Fenjiu liquor products	63,108,286	85.3%	60,328,572	89.9%	2,779,714	4.6%
Sales of imported wine products	10,850,707	14.7%	6,750,981	10.1%	4,099,726	60.7%
Total Amount	73,958,993	100.0%	67,079,553	100.0%	6,879,440	10.3%

Gross profit from our Fenjiu liquor wholesale business increased by RMB2,779,714 or 4.6% for the year ended June 30, 2018, as compared to the same period of 2017. The Company adopted its strategy to sell products with fairly stable profit margins that gross profit contribution percentage was 73.1% for the year ended June 30, 2018, as compared to 73.6% for the same period of 2017.

Gross profit from our imported wine wholesale business increased by RMB4,099,726 or 60.7% for the year ended June 30, 2018, as compared to the same period of 2017. The gross profit contribution percentage was 70.5% for the year ended June 30, 2018, as compared to 73.6% for the same period of 2017. The decrease in gross profit contribution percentage represented different product mix.

Selling and Distribution Expenses

For the year ended June 30, 2018, our selling and distribution expenses were RMB5,477,457, representing an increase of RMB2,955,507, or 117.2%, as compared to the same period of 2017. The increase was primarily due to increased advertising expenses, packaging expenses and salaries during the year ended June 30, 2018, as compared to the same period of 2017.

Administrative Expense

For the year ended June 30, 2018, our administrative expenses were RMB7,109,937, representing an increase of RMB1,603,985 or 29.1%, as compared to the same period of 2017. The increase was primarily due to professional fees for share exchange of Reliant Galaxy International Limited.

Other Income

For the year ended June 30, 2018, our other income was RMB155,700, representing a decrease of RMB71,852 or 31.6%, as compared to the same period of 2017. The decrease was primarily due to the decreased interest income.

Interest and Other Financial Charges

For the year ended June 30, 2018, our interest and other financial charges were RMB 1,759,325 as compared to interest and other financial charges of RMB3,420,272 in the same period of 2017. The decrease in interest and other financial charges was primarily due to repayment of bank borrowings.

Income Taxes

For the years ended June 30, 2018 and 2017, the Company’s income taxes increased by RMB974,338 or 6.9% to RMB15,095,681 for the year ended June 30, 2018 from RMB14,121,343 for the year ended June 30, 2017. The increase in the Company’s income taxes was primarily due to increased taxable income of the Company for the year indicated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2018. Integrated Framework (2013) . Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2018. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

Remediation

Our management has dedicated resources to correct the control deficiencies and to ensure that we take proper steps to improve our internal control over financial reporting in the area of financial statement preparation and disclosure.

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting, including the following:

●	Required all of the accounting personnel in the accounting department to take a minimum of 24 CPE credits annually with a focus on US GAAP and financial reporting standards. We also required the Chief Financial Officer to take a minimum of 40 CPE credits annually with a focus on US GAAP and financial reporting standards.

●	Implemented an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting;

●	Implemented an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with the established policies and procedures are fully understood throughout the organization, and we plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and the compliance with those procedures and policies.

In addition to the above executed remediation plans, we have appointed a full-time CFO on April 16, 2018, who has expertise in U.S. GAAP financial reporting and accounting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We plan to enhance our internal controls over financial reporting related to this new adoption to ensure all related accounting policy and disclosures reflect this change.

Except for the aforementioned remediation plans, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended June 30, 2018, to have materially affected the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

As reported on the Form 8-K filed by the Company with the SEC on January 5, 2018, the Company’s president, secretary, treasurer and director, Claudio Gianascio, resigned and on the same date the Company appointed Peng Yang to serve as president, secretary, treasurer and director.

As reported on the Form 8-K filed by the Company with the SEC on July 6, 2018, the Company appointed Ronald Zhang to serve as the Chief Financial Officer on April 16, 2018.

Other than the foregoing, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED

Claudio Gianascio (1)	59	Director, President, Secretary, and Treasurer	Resigned 01/05/2018
Peng Yang (2)	26	Director, President and Secretary	Appointed 01/05/2018
Ronald Zhang (3)	46	Chief Financial Officer	Appointed 04/16/2018

(1)	Mr. Gianascio resigned from his positions as Director, President, Secretary, and Treasurer on January 5, 2018 as a result of a share purchase transaction entered into on December 26, 2017.
(2)	Mr. Peng Yang took office on January 5, 2018.
(3)	Mr. Ronald Zhang took office on September 16, 2018.

Mr. Gianascio, age 59, is a Swiss citizen and private investor. From 1999 until March 2011, he was President, Secretary, Treasurer and Director of Oranco. Mr. Gianascio holds a Masters Degree in Economics which he received from the University of Geneva, Switzerland and was a Fiduciario Finanziario within the state of Ticino, Switzerland.

Mr. Yang, age 26, has international business and management experience from his positions working with Huaxin, a company engaged in wine trading and Reliant Investment (Group) Limited, an investment company. He has served as the general manager assistant and overseas affairs manager of Huaxin since 2015 and as limited director of Reliant Investment (Group) Limited since 2016. Mr. Yang is a leading member of our sophisticated and long-serving management team who has experience in alcohol marketing and has led us through multiple business breakthroughs. Mr. Yang holds a bachelors of engineering degree, with honors, from the University of Auckland in New Zealand in 2016.

Mr. Zhang, age 46, has substantial experience in corporate finance, financial planning, financial risks and financial reporting. He has served as the executive director of Guangzhou Double 3D Technology Limited since June 2017. From January 2010 to April 2017, Mr. Zhang served as the executive director of Moon Treasure Limited. Mr. Zhang received his GAAP Certificate from the American Institute of Certified Public Accountants in June, 2018. He received his Bachelor of Arts in Accounting from Edinburgh Napier University in 1999 and his Master of Laws from the University of Wolverhampton in 2014.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our directors are independent directors under the applicable standards.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. Neither of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board of Directors oversees the functions which would be performed by a compensation committee.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.1 to the March 29, 2004 10KSB for the period ended 12/31/2003.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 18, 2018, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)
Peng Yang (2) One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006	74,681,530 shares	76.06%
Ronald Zhang	0	0%
One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006

All directors and executive officers as a group (2 persons)	74,681,530	76.06%

(1)	Percentage is calculated upon the 98,191,480 shares issued and outstanding as of September 28, 2018

(2)	Includes 53,121,530 shares of common stock held of record by Million Success Business Limited, an entity controlled by Peng Yang.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of June 30, 2018, the Company had an amount of RMB 13,140,349 due from Mr. Peng Yang, our director, and an amount of RMB 109,371,717 due to Mr. Peng Yang. During the year ending June 30, 2017, the Company had an amount of RMB 11,814,199 due from Mr. Peng Yang and an amount of RMB 13,395,233 due to Mr. Peng Yang. The Company’s loan due to Mr. Peng Yang does not bear interest and are due on demand. These amounts due to and due from Mr Peng Yang are eligible to net off against each other.

As of June 30, 2018, the Company recognized an amount of RMB 14,359,832 as revenue generated from trade transactions with Fuqing Jing Hong Trading Co., Ltd, the director of which is a family member of Mr. Yang, a former director of the Company, who resigned on June 28, 2018. During the year ending June 30, 2017, the Company recognized an amount of RMB 25,110,022 as revenue generated from trade transactions with Fuqing Jing Hong Trading Co., Ltd. Management is of the opinion that these related party transactions were conducted in the normal course of business of the Company with standard sales terms and conditions.

During the year ending June 30, 2017, the Company was owed an amount of RMB 15,000,875 as trade receivables from Fuqing Jing Hong Trading Co. The Company does not have any trade receivable that can be recognized as related transactions as of June 30, 2018. Management is of the opinion that these related party transactions were conducted in the normal course of business of the Group with standard sales terms and conditions.

We currently have a policy in place for dealing with related party matters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Chinese Renminbi)

The following table shows the fees that were billed for the audit and other services for 2018 and 2017.

	2018	2017
Audit Fees	832,069	398,058
Audit-Related Fees	1,185,350	-
Tax Fees	-	1,022
All Other Fees	-	-
Total	2,017,419	399,080

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that is reasonably related to the performance of the audit or review of our financial statements and is not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees that were paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3)	Exhibits

Number	Description

3.1*	Initial Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.1 filed with the SEC on November 18, 1999)
3.2*	Articles of Amendment to the Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)
3.3*	By-Laws (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)
10.1*	Share Purchase Agreement, Dated December 26, 2017 between Million Success Business Limited and Claudio Gianascio (incorporated by reference to our SC 13D exhibit 99.1 filed with the SEC on January 8, 2018)
10.2*	Share Exchange Agreement, dated as of June 29, 2018, by and among ORNC., Reliant and the shareholders of Reliant (incorporated by reference to our Form 8-K exhibit 2.1 filed with the SEC on July 6, 2018)
10.3*

Partnership Agreement, dated as of June 30, 2017, by and between the Registrant and Shanxi Xinghuacun Liquor Group Spirit Development Zone Sales Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.1 filed with the SEC on September 14, 2018)

10.4*

Supplier Contract, dated as of November 17, 2016, by and between the Registrant and Shanxi Yuanquan Drinking Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.2 filed with the SEC on September 14, 2018)

10.5*	Supplier Contract, dated as of January 10, 2016, by and between the Registrant and Shanxi Yuanquan Drinking Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.3 filed with the SEC on September 14, 2018)
10.6*	Supplier Contract, dated as of September 5, 2016, by and between the Registrant and Shanxi Xinjin Merchants Wine Group Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.4 filed with the SEC on September 14, 2018)
10.7*	Supplier Agreement, dated as of November 20, 2017, by and between the Registrant and Fuzhou Tongshunda Trading Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.5 filed with the SEC on September 14, 2018)
10.8*	Supplier Agreement, dated as of November 1, 2016, by and between the Registrant and Fuyang City Xinghua Haokoufu Wine Industry Flagship Store (incorporated by reference to our Form 8-K exhibit 10.6 filed with the SEC on September 14, 2018)
10.9**	Business Agreement, dated as of July 2, 2016, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.10**	Business Agreement, dated as of July 2, 2018, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.11**	Business Agreement, dated as of November 7, 2016, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.12**	Business Agreement, dated as of November 7, 2017, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.13**	Business Agreement, dated as of November 7, 2017, by and between the Registrant and Fuqing Jing Hong Trading Co., Ltd.
10.14**	Business Agreement, dated as of November 18, 2016, by and between the Registrant and Fuqing Jing Hong Trading Co., Ltd.
10.15**	Business Agreement, dated as of November 18, 2017, by and between the Registrant and Fuqing Jing Hong Trading Co., Ltd.

Number	Description
10.16**	Business Agreement, dated as of September 3, 2017, by and between the Registrant and Fuzhou Jiuyitang Trade Co. Ltd.
10.17**	Business Agreement, dated as of October 3, 2016, by and between the Registrant and New Venus Trade(Fujian) Group Co., Ltd.
10.18**	Business Agreement, dated as of October 3, 2017, by and between the Registrant and New Venus Trade(Fujian) Group Co., Ltd.
10.19**	Business Agreement, dated as of October 19, 2017, by and between the Registrant and New Venus Trade(Fujian) Group Co., Ltd.
10.20**	Business Agreement, dated as of May 7, 2018, by and between the Registrant and Shanghai Baiwang Trading Co. Ltd.
10.21**	Business Agreement, dated as of May 19, 2018, by and between the Registrant and Shanghai Baiwang Trading Co. Ltd.
10.22**	Business Agreement, dated as of August 2, 2017, by and between the Registrant and Shanxi Moneng Trading Co. Ltd.
10.23**	Business Agreement, dated as of November 21, 2017, by and between the Registrant and Shanxi Moneng Trading Co. Ltd.
31.1**	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH XBRL	Taxonomy Extension Schema Document **
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **
101.LAB XBRL	Taxonomy Extension Label Linkbase Document XBRL **
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

*	Previously filed
**	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2018	ORANCO, INC.

	By:	/s/ Peng Yang
	Name:	Peng Yang
	Title:	President, Secretary, and Director

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2018

ORANCO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oranco, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oranco, Inc. (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the periods ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PKF Littlejohn LLP

We have served as the Company’s auditor since March 7, 2018.

PKF Littlejohn LLP

London, UK

September 28, 2018

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS

(Chinese Renminbi)

	June 30, 2018	June 30, 2017
ASSETS:
Current assets
Cash and cash equivalents	26,504,962	6,607,407
Inventories	7,346,549	8,597,710
Trade receivables	33,933,857	47,517,200
Deposits, prepayments and other receivables	33,249,590	19,590,026
Prepaid land lease	109,680	109,680
	101,144,638	82,422,023

Non-current assets
Property, plant and equipment	3,296,146	3,120,166
Prepaid land lease	4,909,420	5,019,100
	8,205,566	8,139,266
Total assets	109,350,204	90,561,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	44,636	118,115
Receipts in advance, accruals and other payables	5,140,025	4,098,669
Amount due to Director	96,231,368	1,581,034
Current tax liabilities	2,928,207	2,627,279
Bank borrowings	-	27,000,000
	104,344,236	35,425,097

Shareholders’ equity

Number of authorized shares with par value US$0.001	100,000,000	100,000,000
Number of issued and outstanding shares	98,191,480	4,269,950
Number of fully paid shares to be issued	321,296,000	-

Share capital	638,708	27,775
Fully paid shares to be issued	2,126,520	-
Additional paid-in capital	-	(27,774)
Retained earnings	2,240,740	52,253,435
Equity attributable to equity holders of the Company	5,005,968	52,253,436
Non-controlling interest	-	2,882,756
Total shareholders’ equity	5,005,968	55,136,192
Total liabilities and shareholders’ equity	109,350,204	90,561,289

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Chinese Renminbi)

	Year ended June 30, 2018	Year ended June 30, 2017
Revenue	101,759,660	91,144,666
	101,759,660	91,144,666

Cost of sales	27,800,667	24,065,113
Selling and distribution expenses	5,477,457	2,521,950
Administrative expenses	7,109,937	5,516,707
	40,388,061	32,103,770

Other income	155,700	227,552
Interest and other financial charges	1,759,325	3,420,272
Income before income taxes	59,767,974	55,848,176

Income taxes	15,095,681	14,121,343
Net Income	44,672,293	41,726,833

Attributable to:
Equity holders of the Company	43,313,447	34,091,734
Former non-controlling interests	1,358,846	7,635,099
	44,672,293	41,726,833

Earnings per share:
Basic and diluted earnings per share	1.54	7.98

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Chinese Renminbi)

	Share capital	Shares to be issued (Note a)	Additional paid-in capital	Retained Earnings/ (loss)	Attributable to the Company	Non-controlling interests	Total shareholders’ Equity
Balance at June 30, 2016	27,775	-	(27,774)	6,009,858	6,009,859	9,449,500	15,459,359
Total comprehensive income for the year	-	-	-	34,091,734	34,091,734	7,635,099	41,726,833
Acquisition of additional interest in subsidiary	-	-	-	12,151,843	12,151,843	(14,201,843)	(2,050,000)
Balance at June 30, 2017	27,775	-	(27,774)	52,253,435	52,253,436	2,882,756	55,136,192
Total comprehensive income for the year	-	-	-	43,313,447	43,313,447	1,358,846	44,672,293
Acquisition of additional interest in subsidiary	-	-	-	3,841,602	3,841,602	(4,241,602)	(400,000)
Conversion of loans to common stock	246,671	-	-	-	246,671	-	246,671
Conversion of amount due to director to common stock	97,570	-	176,986	-	274,556	-	274,556
Shares issued for cash	84,561	-	591,925	-	676,486	-	676,486
Shares issued as consideration for business acquisition	182,131	-	-	(182,131)	-	-	-
Fully paid shares to be issued as consideration for business acquisition	-	2,126,520	-	(2,126,520)	-	-	-
Reverse merger	-	-	(741,137)	(94,859,093)	(95,600,230)	-	(95,600,230)
Balance at June 30, 2018	638,708	2,126,520	-	2,240,740	5,005,968	-	5,005,968

Note a:

Under the Share Exchange Agreement dated June 29, 2018, 321,296,000 shares of Oranco, Inc. shall be issued to the sellers of Reliant Galaxy International Limited at the completion of the increase of the Company’s authorized common stock. The increase of the Company’s authorized common stock to 500,000,000 is yet to be completed. More details are discussed in note 21.

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Chinese Renminbi)

	Year ended	Year ended
	June 30,	June 30,
	2018	2017
Operating activities
Net income	44,672,293	41,726,833
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	335,005	342,042
Changes in working capital:
Inventories	1,251,161	(3,371,289)
Trade receivables	13,583,343	(26,672,612)
Deposits, prepayments and other receivables	(13,659,564)	6,138,826
Trade payables	(73,479)	(2,185,541)
Receipts in advance, accruals and other payables	305,431	(3,988,885)
Current tax liabilities	300,928	2,093,158
Amount due to Director	577,029	4,828,077
Cash generated from operating activities	47,292,147	18,910,609

Investing activities
Acquisition of additional interest in subsidiary	(400,000)	(2,050,000)
Cash acquired on merger	406,713	-
Payments for acquisition of property, plant and equipment	(401,305)	(30,893)
Cash used in investing activities	(394,592)	(2,080,893)

Financing activities
Repayment of bank borrowings	(27,000,000)	(10,650,000)
Cash used in financing activities	(27,000,000)	(10,650,000)

Increase in cash and cash equivalents	19,897,555	6,179,716
Cash and cash equivalents, beginning of the year	6,607,407	427,691
Cash and cash equivalents, end of the year	26,504,962	6,607,407

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(1,759,325)	(3,420,272)
Cash paid during the year for income taxes	(14,509,505)	(12,028,185)

The non-cash transactions have been disclosed in note 22.

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

The Company was incorporated under the laws of the State of Nevada on June 16, 1977. The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned, and the Company had remained inactive until June 29, 2018 when it acquired the business of Reliant Galaxy International Limited (“Reliant”). The Company and its subsidiaries (the “Group”) are principally engaged in the trading of spirits in the People’s Republic of China (the “PRC”).

Details of the subsidiaries are set out in note 20 to the consolidated financial statements.

(b)	The basis of consolidation and presentation

The Consolidated Financial Statements include the Financial Statements of Oranco, Inc. and the Financial Statements of its wholly-owned subsidiaries.

Subsidiaries are all entities over which the Group has control. The Group controls an entity when the Group is exposed to or has rights to variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee. Subsidiaries are fully consolidated from the date on which control is transferred to the Group. They are de-consolidated from the date that control ceases.

The accompanying financial statements have been prepared in accordance with the U.S. generally accepted accounting principles or GAAP. The Company operates in one reportable segment and solely within the PRC. Accordingly, no segment or geographic information has been presented.

Non-controlling interests are shown as a component of shareholders’ equity on the consolidated balance sheet and the share of the net income attributable to non-controlling interests is shown as a component of net income in the consolidated statements of operations.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(b)	Basis of consolidation and presentation – continued

Business Combinations

The acquisition of other subsidiaries that meet the criteria for business combinations is accounted for using the acquisition method of accounting. The consideration transferred for the acquisition is the fair values of the assets transferred, the liabilities incurred to the former owners of the acquiree and the equity interests issued by the Group.

The consideration transferred includes the fair value of any asset or liability resulting from a contingent consideration arrangement. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The Group recognizes any non-controlling interest in the acquiree at the non-controlling interest’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. Acquisition-related costs are expensed as incurred.

Any contingent consideration to be transferred by the Group are recognized at fair value at the acquisition date. Subsequent changes to the fair value of the contingent consideration that is deemed to be an asset or liability is recognized, either in the Statement of Operations or as a change to other comprehensive income. Contingent consideration that is classified as equity is not remeasured, and its subsequent settlement is accounted for within equity. Goodwill is initially measured as the excess of the aggregate of the consideration transferred and the fair value of non-controlling interest over the identifiable net assets acquired and liabilities assumed.

(c)	Financial instruments

Financial instruments of the Group primarily consist of cash and cash equivalents, trade receivables, deposits, prepayments and other receivables, prepaid land lease, trade payables, receipts in advance, accruals and other payables, and bank borrowings. The carrying values of the Group’s financial instruments approximate their fair values, principally because of the short-term maturity of these instruments or their terms.

The Group has no derivative financial instruments.

(d)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(e)	Revenue recognition

The Group’s revenues are derived from sales of products recorded net of value added tax (“VAT”). Revenue is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery of the products has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. These criteria are related to each of the following major revenue generating activities described below.

(i)	Revenue from the sale of goods is recognized when the significant risks and rewards of ownership have been transferred to the buyer, provided that the Group maintains neither managerial involvement to the degree usually associated with ownership nor effective control over the goods sold. This is usually taken as the time when the goods are delivered and the customers have accepted the goods.

(ii)	Interest income is recognized on an accrual basis using the effective interest method.

(f)	Trade receivables and allowance for doubtful accounts

Trade receivables are stated at the amount the Group expects to collect. The Group maintains allowances for doubtful accounts for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for doubtful accounts is made and recorded into general and administrative expenses based on the aging of trade receivables and on any specifically identified receivables that may become uncollectible. Trade receivables which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company takes a write off of the account balances when the Company can demonstrate all means of collection on the outstanding balances have been exhausted. There is no allowance for doubtful accounts in these consolidated financial statements.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The components of inventories include raw materials, processing cost of finished goods and purchase cost of products. The Group routinely evaluate the net realizable value of the inventories in light of current market conditions and market trends and record a write-down against the cost of inventories should the net realizable value falls below the cost.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(h)	Property, plant and equipment and depreciation

Property, plant and equipment are carried at cost less accumulated depreciation and any recorded impairment. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Category	Estimated useful life	Estimated residual values
Building	20 years	0-10%
Computer and office equipment	3 years	0-10%

Repairs and maintenance are expensed as incurred and asset improvements are capitalized. Consideration is given at each balance sheet date to determine whether there is any indication of impairment of the carrying amounts of the property, plant and equipment. The indication could be an unfavorable development of a business or severe economic slowdown as well as reorganization of the operation. In assessing value in use, the estimated future cash flows are discounted to their present value, based on the time value of money and the risks specific to the country where the assets are located.

(i)	VAT and VAT refund

VAT on sales is charged at 17% on revenue from product sales and is subsequently paid to the PRC tax authorities after netting input VAT on purchases. The excess of output VAT over input VAT is recognized in other payables, and the excess of input VAT over output VAT is recognized in other receivables in the consolidated balance sheets.

(j)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

(k)	Foreign currency translation

Substantially all of the Group’s operations are conducted in China and as a result, the functional and reporting currency of the Group is the Chinese Renminbi.

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Transactions in currencies other than the functional currency are converted into the functional currency at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(k)	Foreign currency translation - continued

In translating the financial statements of the Company’s subsidiaries outside the PRC into the reporting currency, assets and liabilities are translated from the subsidiaries’ functional currencies to the reporting currency at the exchange rate at the balance sheet date. Equity amounts are translated at historical exchange rates; revenues, expenses, and other gains and losses are translated using the average rate for the period. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income/(loss) in the consolidated statements of operations. During 2018 and 2017, such translation adjustments were not material.

(l)	Income taxes

Income taxes are provided for in accordance with the laws and regulations applicable to the Group as enacted by the relevant tax authorities. The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit of the related tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group records interest and penalties related to unrecognized tax benefits (if any) in interest expenses and general and administrative expenses, respectively.

On December 22, 2017, the United States enacted TCJA which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018. The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of the Company’s foreign subsidiary as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiary, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. The Company acquired the foreign operations on 29 June 2018, hence the Company does not have any qualifying earnings or profits from its foreign subsidiary under the transition tax calculation thus no transition tax is payable.

(m)	Fair value measurement

The Group defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(m)	Fair value measurement-continued

The Group’s financial instruments include cash and cash equivalents, term deposits, trade and other receivables, and trade and other payables. The Group considers the carrying amounts approximate fair value because of the short maturity of these financial instruments.

(n)	Business combinations

In a business combination achieved in stages, the Group remeasures its previously held equity interest in the acquire immediately before obtaining control at its acquisition-date fair value and the re-measurement gain or loss, if any, is recognized in earnings.

(o)	Transactions between entities under common control

When accounting for a transfer of assets or exchange of shares between entities under common control of the Group, the carrying amounts of the assets and liabilities transferred shall remain unchanged subsequent to the transaction, and no gain or loss shall be recorded in the Group’s consolidated statements of operations.

(p)	Commitments and contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and non-income tax matters. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(q)	Recently issued accounting pronouncements not yet adopted

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this standard on July 1, 2018 and will apply the standard to any future business combinations.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard provides new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for the Group in the first quarter of the fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. The standard increases transparency and comparability among organizations by requiring companies to recognize leased assets and related liabilities on the balance sheet and disclose key information about leasing arrangements. This standard is effective for the Group in the first quarter of the fiscal year 2020. The Group is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In May 2014, FASB issued ASU, 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, but permits entities to adopt the original effective date if they choose. Based on the Group’s preliminary assessment, it does not expect the adoption of the standard to result in material changes in revenue. Further, deferred costs to obtain contracts, which will be recognized in sales and marketing expense in future periods, are not expected to be material.

The adoption of the standard in the consolidated financial statements for the financial year ended June 30, 2019 will have no significant impact to the provision for income taxes and will have no impact to the net cash used in, or generated by, operating, investing, or financing activities in the Group’s consolidated statements of cash flows.

The Group is finalizing the impact of the standard on its consolidated financial statements and disclosures, as well as changes to its systems, processes, and internal controls. The Company’s preliminary assessments are subject to change.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits products sold to the external customers less discounts, returns, and surcharges.

	June 30, 2018	June 30, 2017

Revenue	101,759,660	91,144,666
Other income	155,700	227,552
	101,915,360	91,372,218

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	June 30, 2018	June 30, 2017

Customer A	16%	30%
Customer B	16%	27%
Customer C	12%	15%
Customer D	11%	12%
Customer E	11%	2%
Customer F	9%	5%
Others	25%	9%
	100%	100%

An analysis of other income is as follows:

	June 30, 2018	June 30, 2017

Sundry income	-	25
Bank interest income	78,200	13,481
Interest from a director	-	214,046
Written back of other payables	77,500	-
	155,700	227,552

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	June 30, 2018	June 30, 2017

Freight	40,623	114,539
Packaging cost	1,090,553	846,298
	1,131,176	960,837

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	June 30, 2018	June 30, 2017

Computer and office equipment	268,550	221,868
Building	3,754,625	3,400,000
	4,023,175	3,621,868
Less: accumulated depreciation	(727,029)	(501,702)
Property, plant and equipment, net,	3,296,146	3,120,166

5.	PREPAID LAND LEASE, NET

Prepaid land lease, net, consists of the following:

	June 30, 2018	June 30, 2017

Prepaid land lease	5,412,120	5,412,120
Less: accumulated amortization	(393,020)	(283,340)
Prepaid land lease, net	5,019,000	5,128,780

The carrying amounts of the prepaid land lease are analyzed as:

	June 30, 2018	June 30, 2017

Current assets	109,680	109,680
Non-current assets	4,909,420	5,019,100
	5,019,000	5,128,780

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

5.	PREPAID LAND LEASE, NET - CONTINUED

Prepaid land lease represents the cost of the rights of the use of the land in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated.

The lease term is 70 years, ending in 2082.

6.	INVENTORIES

Inventories consist of the following:

	June 30, 2018	June 30, 2017

Raw materials	4,451,541	5,924,514
Finished goods	2,622,873	2,203,370
Packaging material	272,135	469,826
	7,346,549	8,597,710

7.	TRADE RECEIVABLES

	June 30, 2018	June 30, 2017

Trade receivables	33,933,857	47,517,200
	33,933,857	47,517,200

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	June 30, 2018	June 30, 2017

Prepaid expenses	23,571,363	17,808,559
Deposits	9,000,000	330,000
Other receivables	678,227	1,451,467
	33,249,590	19,590,026

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

9.	CASH AND CASH EQUIVALENTS

	June 30, 2018	June 30, 2017

Cash on hand	394,082	183,119
Cash held in banks	26,110,880	6,424,288
	26,504,962	6,607,407

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	June 30, 2018	June 30, 2017

Trade payables	44,636	118,115
	44,636	118,115

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the year is as follows:

	June 30, 2018	June 30, 2017

Supplier A	41%	-
Supplier B	17%	8%
Supplier C	10%	13%
Supplier D	8%	45%
Supplier E	8%	11%
Supplier F	7%	21%
Others	11%	2%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	June 30, 2018	June 30, 2017

Accrued expenses	2,288,475	1,853,366
Accrued payroll and bonus	272,408	181,334
Other payables	734,122	626,167
Other tax payables	623,868	377,257
Receipt in advance	1,221,152	1,060,545
	5,140,025	4,098,669

12.	AMOUNT DUE TO A DIRECTOR

	June 30, 2018	June 30, 2017

Amount due to a director	96,231,368	1,581,034
	96,231,368	1,581,034

The amount due to a director is interest-free, unsecured and repayable on demand.

Renminbi 94,051,934 of the amount due to a director relates to Reliant’s acquisition of Sure Rich Investment (Group) Limited. The amount is due to the seller of Sure Rich Investment (Group) Limited, who is also a director of Reliant and the Company.

13.	BANK BORROWINGS

	June 30, 2018	June 30, 2017
Secured - at amortized cost
Loans from financial institution – Note (i)	-	27,000,000
	-	27,000,000
Classified as:
Current liabilities	-	27,000,000
	-	27,000,000

Note:

(i)	Loans from the financial institution are bearing a fixed interest rate ranging from 10% to 10.5% per annum.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Additional paid in capital
Company	Number of shares	value US$	value RMB	Number of shares	value US$	value RMB	value US$	value RMB	Total RMB
At June 30, 2017 and June 30, 2016	4,269,950	4,270	27,775	-	-	-	(4,269)	(27,774)	1
Common stock conversion	37,921,530	37,922	246,671	-	-	-	-	-	246,671
Conversion of amount due to a director	15,000,000	15,000	97,570	-	-	-	27,209	176,986	274,556
Shares issued for cash	13,000,000	13,000	84,561	-	-	-	91,000	591,925	676,486
Shares issued as consideration for business acquisition	28,000,000	28,000	182,131	-	-	-	-	-	182,131
Shares to be issued as consideration for business acquisition	-	-	-	321,296,000	321,296	2,126,520	-	-	2,126,520
Reverse merger	-	-	-	-	-	-	(113,940)	(741,137)	(741,137)

At June 30, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228

Each share has a nominal value of US$0.001 per share.

The shares to be issued as consideration for business acquisition are the 321,296,000 new shares at $0.001 per share as part of the consideration of the acquisition of Reliant Galaxy International Limited. The aggregated nominal value of the shares is US$321,296.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

15.	INCOME TAXES

The Company is subject to taxes in the USA. The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $359,065 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred.

The Company’s subsidiary in the BVI is not subject to taxation.

The Company’s Hong Kong subsidiary is subject to taxes in Hong Kong. The Hong Kong subsidiary has had no taxable income.

The Company’s PRC subsidiaries are subject to taxes in China. The applicable PRC statutory income tax rate is 25% according to the Enterprise Income Tax Law.

A reconciliation of the income tax expenses in China is set out below:

	June 30, 2018	June 30, 2017

Profit before income tax	59,767,974	55,848,176
Taxation at the applicable tax rate of 25%	14,941,994	13,962,044
Tax effect on non-taxable income	(42,182)	(53,512)
Tax effects of expense that are not deductible	808,014	190,229
(Over)/under-provision in respect of previous year	(612,145)	22,582
Income taxes	15,095,681	14,121,343

16.	CONTRIBUTION PLAN IN THE PRC

As stipulated by the PRC state regulations, the subsidiaries in the PRC participate in the state-run defined contribution retirement scheme. All employees are entitled to an annual pension payment equal to a fixed proportion of the average basic salary of the geographical area of their last employment at their retirement date. The PRC subsidiaries are required to make contributions to the local social security bureau at 29.4% to 37.4% of the previous year’s average basic salary amount of the geographical area where the employees are under employment with the PRC subsidiaries. The Group has no obligation for the payment of pension benefits beyond the annual contributions as set out above.

According to the relevant rules and regulations of the PRC, the PRC subsidiaries and their employees are each required to make contributions to an accommodation fund at 9% of the salaries and wages of the employees which are administered by the Public Accumulation Funds Administration Centre. There is no further obligation for the Group except for such contributions to the accommodation fund. The Group had no significant obligation apart from the contributions as stated above.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

17.	OPERATING LEASE ARRANGEMENT

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	June 30, 2018	June 30, 2017

Within 1 year	134,294	115,211
After 1 year but within 2 years	18,000	-
After 2 years but within 3 years	9,000	-
After 3 years	-	-
	161,294	115,211

The Group is the lessee of a few office premises and staff residence held under operating leases. The leases typically run for an initial period of one to five years.

18.	RELATED PARTY BALANCES AND TRANSACTIONS

The Group had the following transactions with related parties during the financial periods:

	June 30, 2018	June 30, 2017
Revenue generated from related party	14,359,832	25,110,022
Interest income from director	-	214,046
Trade receivables from related party	-	15,000,875

	July 1, 2016	Settlement	Repayment	New Loans	June 30, 2017
Amount due to director	(13,395,233)	-	-	-	(13,395,233)
Amount due from director	16,642,476	(178,277)	(4,650,000)	-	11,814,199
Net amount due from/(to) director	3,247,243	(178,277)	(4,650,000)	-	(1,581,034)

	July 1, 2017	Settlement	Repayment	New Loans	June 30, 2018
Amount due to director	(13,395,233)	-	-	(95,976,484)	(109,371,717)
Amount due from director	11,814,199			1,326,150	13,140,349
Net amount due to director	(1,581,034)	-	-	(94,650,334)	96,231,368

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

18.	RELATED PARTY BALANCES AND TRANSACTIONS - CONTINUED

The Group made sales to Fuqing Jing Hong Trading Co., Ltd, the director of which was a family member of the CEO Mr. Yang Peng. The family resigned from Fuqing Jing Hong Trading Co., Ltd on June 28, 2018, hence Fuqing Jing Hong ceased to be a related party on June 28, 2018.

	June 30, 2018	June 30, 2017

Revenue	14,359,832	25,110,022
	14,359,832	25,110,022

Management is of the opinion that these related party transactions were conducted in the normal course of business of the Group with standard sales terms and conditions.

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment
(Group) Limited	Hong Kong On February 1, 2007	RMB 1			holding

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000 Note (i)	100%		Trading of spirit

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 5,000,000	100 Note	% (i)	Trading of spirit

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51 Note	% (ii)	Dormant

Notes:

(i)	On May 7, 2018, Sure Rich Investment (Group) Limited acquired the remaining 8% of the 92% owned subsidiary Fenyang Jinqiang Spirit Co., Ltd, which then became a direct wholly-owned subsidiary of the Company.

(ii)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2038, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Chinese Renminbi)

21.	REVERSE MERGER

On June 29, 2018, Oranco, Inc. acquired 100% of the issued capital of Reliant in a share for share exchange with the shareholders of Reliant at that time. Due to the relative size of the companies, the shareholders of Reliant became the majority shareholders in the consolidated group.

Pursuant to the share for share exchange, Oranco shall issue an aggregated 349,296,000 new shares of common stock, with par value of $0.001 per share, of which 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares shall be issued at the completion of the increase of the Company’s authorized shares. The 321,296,000 shares are classified as fully paid-up shares to be issued as of June 30, 2018.

At the date of acquisition, Oranco, Inc. was a shell company with minimal assets and operations. The transaction has been treated as a group reconstruction and has been accounted for using the reverse merger accounting method. Accordingly, the consolidated financial statements have been treated as being a continuation of the consolidated financial statements of Reliant, with Oranco, Inc. being treated as the acquired entity for accounting purposed. Accordingly, the financial information for the current period and comparatives reflects the consolidated operations of Reliant.

22.	NOTE TO THE CONSOLIDATED STAETMENT OF CASH FLOWS

Disclosure of non-cash transactions:

a.	Renminbi 94,051,934 of the amount due to a director relates to Reliant’s acquisition of Sure Rich Investment (Group) Limited being the consideration of Sure Rich Investment (Group) Limited payable by Reliant. The amount is due to the seller of Sure Rich Investment (Group) Limited, who is also a director of Reliant and the Company.

b.	The Group acquired liabilities of Renminbi 757,296 as part of the reverse merger.

