Form 10-K/A
period 2018-06-30
ORANCO INC
filed 2018-10-26
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,231,791.

As of September 28, 2018, there were 98,191,480 shares of the registrant’s common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on September 28, 2018 (the “Original 10-K”). This Amendment is being filed with the SEC to provide a quantified discussion of the liquidity and capital resources information under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, information inadvertently omitted from the Original 10-K and reclassify the acquisition of additional interests in subsidiary Fenyang Jinqiang Wine Co. from investing activities to financing activities in the statement of cash flows. All other information disclosed in the Original 10-K remains the same.

This Amendment to the Original 10-K speaks as of the original filing date of the Original 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original 10-K, other than those described in the paragraph above.

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

Administrative Expense

For the year ended June 30, 2018, our administrative expenses were RMB7,109,937, representing an increase of RMB1,603,985 or 29.1%, as compared to the same period of 2017. The increase was primarily due to professional fees in connection with share exchange with Reliant Galaxy International Limited.

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

Liquidity and Capital Resources

A summary of our changes in cash flows for the years ended June 30, 2018, 2017 and 2016 is provided below:

	As of June 30	As of June 30	As of June 30
	2018	2017	2016
	RMB	RMB	RMB
Net cash flows provided by (used in):
Cash generated from operating activities	47,292,147	18,910,609	(33,525,505)
Cash used in investing activities	5,408	(30,893)	(143,781)
Cash used in financing activities	(27,400,000)	(12,700,000)	32,950,000
Net increase (decrease) in cash and restricted cash	19,897,555	6,179,716	(719,286)
Cash and cash equivalents, beginning of the year	6,607,407	427,691	1,146,977
Cash and restricted cash, end of period	26,504,962	6,607,407	427,691

We use our operating cash flows to meet our cash requirements and liquidity needs.

Operating Activities

Net cash flows provided by or used in operating activities consist of net loss adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, amortizations of debt issuance costs and beneficial conversion features, stock-based compensation, and accrued interest expense. Our operating assets and liabilities primarily consist of balances related to inventory purchases and accounts receivables. Operating assets and liabilities that arise from the inventory purchases and accounts receivables may fluctuate significantly from time to time depending on our inventory purchases and market behaviors.

Cash flows generated from operating activities were RMB 47.29 million as of June 30, 2018, RMB 18.91 million as of June 30, 2017, and negative RMB 33.53 million as of June 30, 2016. There has been an increase in cash flow of RMB 28.38 million from 2017 to 2018. There has been a significant increase in cash flow of RMB 52.44 million from 2016 to 2017. The primary reason for the increases in cash flows was increases in net income—there has been increases in net income of RMB 44.67 million in 2018, RMB 41.63 million in 2017 and RMB 9.59 million in 2016. There were many factors contributing to our increases in net income, however increased sales, increased gross margins, and increased ability to turn our inventory into cash are the primary factors that contributed to our increase in net income.

Investing Activities

Net cash generated from investing activities was RMB 5,408 as of June 30, 2018. Net cash used in investing activities was (RMB 30,893) as of June 30, 2017 and (RMB 143,781) as of June 30, 2016. For fiscal year 2018, the Company invested (RMB 401,305) in purchasing office spaces. The Company purchased computers and equipment of (RMB 30,893) in 2017 and (RMB 143,781) in 2016 for operational purposes. Net cash by investing activities was RMB 406,713 in 2018, consisted primarily of cash received in connection with the share exchange with Reliant Galaxy International Limited. No net cash generated from investing activities in 2017 and 2016.

Financing Activities

Net cash for investing activities in the fiscal year 2018 and 2017 consists of acquiring Jinqiang. We spent (RMB 0.4 million) in 2018 and (RMB 2.1 million) in 2017 on acquiring Jingqiang’s shares, and we eventually gained 100% control of Jinqiang on May 7, 2018. We were able to generate significant cash flows from our sales, which lowered our need for external financing. We were able to pay back bank loans of (RMB 27 million) in 2018 and (RMB 10.65 million) in 2017. We had financing activities of RMB 32.95 million that contributed to our net cash flows as of June 30, 2016.

Liquidity

Our net income was RMB 44.67 million as of June 30, 2018, RMB 41.63 million as of June 30, 2017 and RMB 9.59 million as of June 30, 2016. Our cash flow from business operations was RMB 47.29 million as of June 30, 2018, RMB 18.91 million as of June 30, 2017 and negative RMB 33.53 million as of June 30, 2018. Management believes that our increased sales caused the decreases in net loss and increases in cash flows.

Management is of the opinion that we have funds available to continue developing our products and capturing more market shares. Based on the Company’s current revenues and cash flows, management believes that we will be able to fund our development efforts through cash flow or external financing for the fiscal year 2019. However, there can be no assurances that the Company will be successful in developing new products or capturing larger market shares and the Company may need additional share capital issued over the next 12 months.

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

10.5*	Supplier Contract, dated as of January 10, 2016, by and between the Registrant and Shanxi Yuanquan Drinking Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.3 filed with the SEC on September 14, 2018)
10.6*	Supplier Contract, dated as of September 5, 2016, by and between the Registrant and Shanxi Xinjin Merchants Wine Group Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.4 filed with the SEC on September 14, 2018)
10.7*	Supplier Agreement, dated as of November 20, 2017, by and between the Registrant and Fuzhou Tongshunda Trading Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.5 filed with the SEC on September 14, 2018)
10.8*	Supplier Agreement, dated as of November 1, 2016, by and between the Registrant and Fuyang City Xinghua Haokoufu Wine Industry Flagship Store (incorporated by reference to our Form 8-K exhibit 10.6 filed with the SEC on September 14, 2018)
10.9*	Business Agreement, dated as of July 2, 2016, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.10*	Business Agreement, dated as of July 2, 2018, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.11*	Business Agreement, dated as of November 7, 2016, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.12*	Business Agreement, dated as of November 7, 2017, by and between the Registrant and Beijing Huaxin Rongfa Trade Co., Ltd.
10.13*	Business Agreement, dated as of November 7, 2017, by and between the Registrant and Fuqing Jing Hong Trading Co., Ltd.
10.14*	Business Agreement, dated as of November 18, 2016, by and between the Registrant and Fuqing Jing Hong Trading Co., Ltd.
10.15*	Business Agreement, dated as of November 18, 2017, by and between the Registrant and Fuqing Jing Hong Trading Co., Ltd.

Number	Description
10.16*	Business Agreement, dated as of September 3, 2017, by and between the Registrant and Fuzhou Jiuyitang Trade Co. Ltd.
10.17*	Business Agreement, dated as of October 3, 2016, by and between the Registrant and New Venus Trade(Fujian) Group Co., Ltd.
10.18*	Business Agreement, dated as of October 3, 2017, by and between the Registrant and New Venus Trade(Fujian) Group Co., Ltd.
10.19*	Business Agreement, dated as of October 19, 2017, by and between the Registrant and New Venus Trade(Fujian) Group Co., Ltd.
10.20*	Business Agreement, dated as of May 7, 2018, by and between the Registrant and Shanghai Baiwang Trading Co. Ltd.
10.21*	Business Agreement, dated as of May 19, 2018, by and between the Registrant and Shanghai Baiwang Trading Co. Ltd.
10.22*	Business Agreement, dated as of August 2, 2017, by and between the Registrant and Shanxi Moneng Trading Co. Ltd.
10.23*	Business Agreement, dated as of November 21, 2017, by and between the Registrant and Shanxi Moneng Trading Co. Ltd.
31.1**	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ***
101.SCH XBRL	Taxonomy Extension Schema Document ***
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document ***
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document ***
101.LAB XBRL	Taxonomy Extension Label Linkbase Document XBRL ***
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Previously filed
**	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2018	ORANCO, INC.

	By:	/s/ Peng Yang
	Name:	Peng Yang
	Title:	President, Secretary, and Director

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

