Form 10-K/A
period 2018-06-30
ORANCO INC
filed 2018-11-05
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 2)

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

Explanatory Note

The purpose of this Amendment No. 2 (“Amendment No.2”) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission (“the Commission”) on September 28, 2018 under Commission File No. 000-28181 (the “Original 10-K”) and as amended by Amendment No.1 to the Original 10-K filed with Commission on October 26, 2018 under Commission File No. 000-28181 (the “October 26, 2018 10-K/A”), is to file an amended report to reclassify the acquisition of additional interests in subsidiary Fenyang Jinqiang Wine Co. from investing activities to financing activities in the statement of cash flows. All other information disclosed in the Original 10-K remains the same.

This Amendment No.2 to the Original 10-K speaks as of the original filing date of the Original 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original 10-K, other than those described in the paragraph above.

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

Date: November 5, 2018	ORANCO, INC.

	By:	/s/ Peng Yang
	Name:	Peng Yang
	Title:	President, Secretary, and Director

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

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Chinese Renminbi)

	Year ended	Year ended
	June 30,	June 30,
	2018	2017
	Restated	Restated
Operating activities
Net income	44,672,293	41,726,833
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	335,005	342,042
Changes in working capital:
Inventories	1,251,161	(3,371,289)
Trade receivables	13,583,343	(26,672,612)
Deposits, prepayments and other receivables	(13,659,564)	6,138,826
Trade payables	(73,479)	(2,185,541)
Receipts in advance, accruals and other payables	305,431	(3,988,885)
Current tax liabilities	300,928	2,093,158
Amount due to Director	577,029	4,828,077
Cash generated from operating activities	47,292,147	18,910,609

Investing activities
Cash acquired on merger	406,713	-
Payments for acquisition of property, plant and equipment	(401,305)	(30,893)
Cash used in investing activities	5,408	(30,893)

Financing activities
Acquisition of additional interest in subsidiary	(400,000)	(2,050,000)
Repayment of bank borrowings	(27,000,000)	(10,650,000)
Cash used in financing activities	(27,400,000)	(12,700,000)

Increase in cash and cash equivalents	19,897,555	6,179,716
Cash and cash equivalents, beginning of the year	6,607,407	427,691
Cash and cash equivalents, end of the year	26,504,962	6,607,407

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(1,759,325)	(3,420,272)
Cash paid during the year for income taxes	(14,509,505)	(12,028,185)

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

