Form 10-Q
period 2018-09-30
ORANCO INC
filed 2018-11-14
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 000-28181

ORANCO, INC.

(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza , Suite 2310 PMB# 21, New York, NY 10006	84117
(Address of principal executive offices)	(Zip Code)

(646)7593614

(Registrant’s telephone number, including area code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of November 12, 2018
Common Stock, $0.001	98,191,480

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	30

PART II.

ITEM 6.	Exhibits	32

Signatures		33

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three-month period ended September 30, 2018 form part of this quarterly report. They are stated in Chinese Renminbi (RMB ¥) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2018

ORANCO, INC.

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	4

Financial Statements:

Consolidated Statements of Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Shareholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oranco, Inc.

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Oranco, Inc. and its subsidiaries (the Company) as of September 30, 2018, the related consolidated statements of operations, shareholders’ equity and cashflows for the three month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2018, and the related consolidated statements of operations, shareholders’ equity and cashflows for the year then ended (not presented herein), and in our report dated September 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2018, and the consolidated statement of changes in shareholders’ equity for the year ended June 30, 2018, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PKF Littlejohn LLP

We have served as the Company’s auditor since March 7, 2018.

PKF Littlejohn LLP

London, UK

November 14, 2018

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS

(Chinese Renminbi)

	(unaudited)
	September 30, 2018	June 30, 2018
ASSETS:
Current assets
Cash and cash equivalents	55,697,004	26,504,962
Inventories	5,349,300	7,346,549
Trade receivables	34,774,890	33,933,857
Deposits, prepayments and other receivables	23,113,249	33,249,590
Prepaid land lease	109,680	109,680
	119,044,123	101,144,638

Non-current assets
Investment in an associate	1,000,000	-
Property, plant and equipment	3,238,909	3,296,146
Prepaid land lease	4,882,000	4,909,420
	9,120,909	8,205,566
Total assets	128,165,032	109,350,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	2,406,504	44,636
Receipts in advance, accruals and other payables	5,944,696	5,140,025
Amount due to Director	11,462,689	96,231,368
Current tax liabilities	4,277,699	2,928,207
Bank borrowings	1,400,000	-
	25,491,588	104,344,236

Non-current liability
Amount due to director	87,781,805	-

Shareholders’ equity

Number of authorized shares with par value US$0.001	100,000,000	100,000,000
Number of issued and outstanding shares	98,191,480	98,191,480
Number of fully paid shares to be issued	321,296,000	321,296,000

Share capital	638,708	638,708
Fully paid shares to be issued	2,126,520	2,126,520
Additional paid-in capital	-	-
Retained earnings	12,126,411	2,240,740
Equity attributable to equity holders of the Company	14,891,639	5,005,968
Non-controlling interest	-	-
Total shareholders’ equity	14,891,639	5,005,968
Total liabilities and shareholders’ equity	128,165,032	109,350,204

The accompanying notes are an integral part of the consolidated interim financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Chinese Renminbi)

	Three months ended September 30, 2018	Three months ended September 30, 2017
Revenue	23,962,454	21,705,623

Cost of sales	6,068,934	6,017,306
Selling and distribution expenses	979,639	1,208,934
Administrative expenses	2,876,592	1,530,463
	9,925,165	8,756,703

Other income	19,037	93,706
Interest and other financial charges	3,172	840,500
Income before income taxes	14,053,154	12,202,126

Income taxes	4,167,483	2,854,658
Net Income	9,885,671	9,347,468

Attributable to:
Equity holders of the Company	9,885,671	9,085,946
Former non-controlling interests	-	261,522
	9,885,671	9,347,468

Earnings per share:
Basic and diluted earnings per share	0.02	2.13

The accompanying notes are an integral part of the consolidated interim financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Chinese Renminbi)

	Share capital	Shares to be issued (Note a)	Additional paid-in capital	Retained Earnings/ (loss)	Attributable to the Company	Non-controlling interests	Total shareholders’ Equity
Balance at June 30, 2017	27,775	-	(27,774)	52,253,435	52,253,436	2,882,756	55,136,192
Total comprehensive income for the year	-	-		9,085,946	9,085,946	261,522	9,347,468
Acquisition of additional interest in subsidiary
Balance at September 30, 2017	27,775	-	(27,774)	61,339,381	61,339,381	3,144,278	64,483,660
Balance at June 30, 2018	638,708	2,126,520	-	2,240,740	5,005,968	-	5,005,968
Total comprehensive income for the year	-	-		9,885,671	9,885,671	-	9,885,671
Conversion of loans to common stock
Conversion of amount due to director to common stock
Shares issued for cash
Shares issued as consideration for business acquisition
Fully paid shares to be issued as consideration for business acquisition
Reverse merger
Balance at September 30, 2018	638,708	2,126,520	-	12,126,411	14,891,639	-	14,891,639

The accompanying notes are an integral part of the interim consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Chinese Renminbi)

	Three months ended September 30, 2018	Three months ended September 30, 2017
Operating activities
Net income	9,885,671	9,347,468
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	84,657	79,596
Changes in working capital:
Inventories	1,997,249	167,048
Trade receivables	(841,033)	4,420,788
Deposits, prepayments and other receivables	10,136,341	1,327,784
Trade payables	2,361,868	790,567
Receipts in advance, accruals and other payables	(145,329)	296,677
Current tax liabilities	1,349,492	1,631,030
Amount due to Director	3,013,126	(626,449)
Cash generated from operating activities	27,842,042	17,434,509

Investing activities
Acquisition of interest in an associate	(50,000)	-
Payments for acquisition of property, plant and equipment	-	(172,585)
Cash used in investing activities	(50,000)	(172,585)

Financing activities
Repayment of bank borrowings	1,400,000	6,00,000
Cash used in financing activities	1,400,000	6,000,000

Increase in cash and cash equivalents	29,192,042	23,261,924
Cash and cash equivalents, beginning of the period	26,504,962	6,607,407
Cash and cash equivalents, end of the period	55,697,004	29,869,331

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(3,172)	(840,500)
Cash paid during the year for income taxes	(2,817,991)	(2,337,200)

The accompanying notes are an integral part of the consolidated interim financial statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on October 19, 2018, the Company entered into a business agreement with Guangzhou Silicon Technology Co., Ltd. on August 20, 2018 to have Guangzhou Silicon Technology Co., Ltd. develop an anti-counterfeiting laser recognition proprietary system using blockchain technology.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(k)	Foreign currency translation – continued

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(m)	Fair value measurement – continued

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(q)	Adoption of new accounting standards

On July 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard on July 1, 2018 and applied the standard to any future business combinations.

(r)	Recently issued accounting pronouncements not yet adopted

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits products sold to the external customers less discounts, returns, and surcharges.

	September 30, 2018	September 30, 2017

Revenue	23,962,454	21,705,623
Other income	19,037	93,706
	23,981,491	21,799,329

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	September 30, 2018	September 30, 2017

Customer A	12%	23%
Customer B	11%	22%
Customer C	11%	10%
Customer D	10%	10%
Customer E	10%	9%
Customer F	9%	6%
Others	37%	20%
	100%	100%

An analysis of other income is as follows:

	September 30, 2018	September 30, 2017

Bank interest income	19,037	5,120
Interest from a director	-
Written back of other payables	-	88,586
	19,037	93,706

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	September 30, 2018	September 30, 2017

Freight	280	8,232
Packaging cost	143,216	333,059
	143,496	341,291

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	September 30, 2018	June 30, 2018

Computer and office equipment	268,550	268,550
Building	3,754,625	3,754,625
	4,023,175	4,023,175
Less: accumulated depreciation	(784,266)	(727,029)
Property, plant and equipment, net,	3,238,909	3,296,146

5.	PREPAID LAND LEASE, NET

Prepaid land lease, net, consists of the following:

	September 30, 2018	June 30, 2018

Prepaid land lease	5,412,120	5,412,120
Less: accumulated amortization	(420,440)	(393,020)
Prepaid land lease, net	4,991,680	5,019,000

The carrying amounts of the prepaid land lease are analyzed as:

	September 30, 2018	June 30, 2018

Current assets	109,680	109,680
Non-current assets	4,882,000	4,909,420
	4,991,680	5,019,000

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

5.	PREPAID LAND LEASE, NET – CONTINUED

Prepaid land lease represents the cost of the rights of the use of the land in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated.

The lease term is 70 years, ending in 2082.

6.	INVENTORIES

Inventories consist of the following:

	September 30, 2018	June 30, 2018

Raw materials	3,701,745	4,451,541
Finished goods	1,463,622	2,622,873
Packaging material	183,933	272,135
	5,349,300	7,346,549

7.	TRADE RECEIVABLES

	September 30, 2018	June 30, 2018

Trade receivables	34,774,890	33,933,857
	34,774,890	33,933,857

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	September 30, 2018	June 30, 2018

Prepaid expenses	22,268,620	23,571,363
Deposits	-	9,000,000
Other receivables	844,629	678,227
	23,113,249	33,249,590

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

9.	CASH AND CASH EQUIVALENTS

	September 30, 2018	June 30, 2018

Cash on hand	305,103	394,082
Cash held in banks	55,391,901	26,110,880
	55,697,004	26,504,962

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	September 30, 2018	June 30, 2018

Trade payables	2,406,504	44,636
	2,406,504	44,636

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the year is as follows:

	September 30, 2018	September 30, 2017

Supplier A	59%	20%
Supplier B	17%	20%
Supplier C	11%	20%
Supplier D	4%	17%
Supplier E	4%	16%
Supplier F	3%	4%
Others	2%	2%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	September 30, 2018	June 30, 2018

Trade payables	2,406,504	2,288,475
Accrued payroll and bonus	301,324	272,408
Other payables	950,000	734,122
Other tax payables	1,220,232	623,868
Receipt in advance	2,139,220	1,221,152
	5,944,696	5,140,025

12.	AMOUNT DUE TO A DIRECTOR

	September 30, 2018	June 30, 2018

Amount due to a director	99,244,494	96,231,368
	99,244,494	96,231,368

	September 30, 2018	June 30, 2018
Classified as:
Non-current liabilities	87,781,805	-
Current liabilities	11,462,689	96,231,368
	99,244,494	96,231,368

The amount due to a director is interest-free, unsecured and not repayable on demand.

Renminbi 94,051,934 of the amount due to a director relates to Reliant’s acquisition of Sure Rich Investment (Group) Limited. The amount is due to the seller of Sure Rich Investment (Group) Limited, who is also a director of Reliant and the Company.

13.	BANK BORROWINGS

	September 30, 2018	June 30, 2018
Secured - at amortized cost
Loans from bank – Note (i)	1,400,00	-
	1,400,00	-
Classified as:
Current liabilities	1,400,00	-
	1,400,00	-

Note:

(i)	Loan from the bank is bearing a fixed interest rate ranging from 5.44% per annum.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Additional paid in capital
Company	Number of shares	value US$	value RMB	Number of shares	value US$	value RMB	value US$	value RMB	Total RMB
At June 30, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228
Common stock conversion
Conversion of amount due to a director
Shares issued for cash
Shares issued as consideration for business acquisition
Shares to be issued as consideration for business acquisition
Reverse merger

At September 30, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228

Each share has a nominal value of US$0.001 per share.

The shares to be issued as consideration for business acquisition are the 321,296,000 new shares at $0.001 per share as part of the consideration of the acquisition of Reliant Galaxy International Limited. The aggregated nominal value of the shares is US$321,296.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

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

A reconciliation of the income tax expenses in China is set out below:

	September 30, 2018	September 30, 2017

Profit before income tax	14,053154	12,202,126
Taxation at the applicable tax rate of 25%	3,513,289	3,050,532
Tax effect on non-taxable income	(4,759)	(19,375)
Tax effects of expense that are not deductible	658,953	-
(Over)/under-provision in respect of previous year		(176,499)
Income taxes	4,167,483	2,854,658

16.	CONTRIBUTION PLAN IN THE PRC

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

17.	OPERATING LEASE ARRANGEMENT

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	September 30, 2018	June 30, 2018

Within 1 year	216,000	134,294
After 1 year but within 2 years	54,000	18,000
After 2 years but within 3 years	-	9,000
After 3 years	-	-
	270,000	161,294

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

	September 30, 2018	September 30, 2017

Revenue	-	4,781,362
	-	4,781,362

Management is of the opinion that these related party transactions were conducted in the normal course of business of the Group with standard sales terms and conditions.

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment holding
(Group) Limited	Hong Kong On February 1, 2007	RMB 1

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000 Note (i)	100%		Trading of spirit

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 5,000,000	100 Note	%	Trading of spirit

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51 Note	% (i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2038, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

21.	DETAILS OF AN ASSOCAITE

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20%	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired shares of 20% of the associate Guangzhou Silicon Technology Co., Ltd which then became an associate of the Company. The associate’s results were not material to the Group in the period to September 30, 2018.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Oranco, Inc., or the Company, was incorporated under the laws of the State of Nevada, on June 16, 1977. The purposes for which the corporation was organized were: (1) to engage in any lawful business from time to time authorized by the board of directors, (2) to act as principal, agent, partner or joint venture or in any other capacity in any transaction, (3) to do business anywhere in the world, and (4) to have and exercise all rights and powers from time to time granted to the corporation by law.

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

On June 29, 2018, Oranco, Inc. completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”), entered into by and among by and among (i) Oranco, Inc.(“ORNC”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability ( “Reliant”); (ii) and the shareholders of Reliant (“Sellers”) pursuant to which Reliant became a wholly owned subsidiary of ours. Pursuant to the Share Exchange Agreement, ORNC acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly-issued shares of common stock of the Company to Sellers, of which 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares shall be issued at the completion of the increase of the Company’s authorized shares (the “Common Stock”). As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the Company. The Share Exchange was accounted for under the business combination under common control of accounting.

On September 1, 2018, Fenyang Huaxin Spirit Development Co.. Ltd., a subsidiary of the Company, acquired 20% equity interest in Guangzhou Silicon Technology Co., Ltd. a company established in the People’s Republic of China. The acquisition of 20% equity interest in Guangzhou Silicon Technology Co., Ltd. was accounted for as an interest in an associate.

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on October 19, 2018, the Company entered into a business agreement with Guangzhou Silicon Technology Co., Ltd. on August 20, 2018 to have Guangzhou Silicon Technology Co., Ltd. develop an anti-counterfeiting laser recognition proprietary system using blockchain technology.

Results of Operations

For the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,		Variance
	2018 (Unaudited)	2017 (Unaudited)	Amount	%
Revenue	23,962,454	21,705,623	2,256,831	10.4%
Cost of sales	6,068,934	6,017,306	51,628	0.9%
Gross profit	17,893,520	15,688,317	2,205,203	14.1%
Selling and distribution expenses	979,639	1,208,934	(229,295)	(19.0)%
Administrative expenses	2,876,592	1,530,463	1,346,129	88.0%
Income from operations	14,037,289	12,948,920	1,088,369	8.4%
Other income	19,037	93,706	(74,669)	(79.7)%
Interest and other financial charges	3,172	840,500	(837,328)	(99.6)%
Income before income taxes	14,053,154	12,202,126	1,851,028	15.2%
Income taxes	4,167,483	2,854,658	1,312,825	46.0%
Net income	9,885,671	9,347,468	538,203	5.8%

Revenue

	Three Months Ended September 30,				Variance
	2018 (Unaudited)%		2017 (Unaudited)%		Amount	%
Sales of Fenjiu liquor products	21,374,790	89.2%	19,228,044	88.6%	2,146,746	11.2%
Sales of imported wine products	2,587,664	10.8%	2,477,579	11.4%	110,085	4.4%
Total Amount	23,962,454	100.0%	21,705,623	100.0%	2,256,831	10.4%

For the three months ended September 30, 2018 and 2017, revenue generated from our Fenjiu liquor wholesale business was RMB21,374,790 and RMB19,228,044, respectively, which represented an increase of RMB2,146,746 or 11.2%. The increase of revenue generated from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products.

For the three months ended September 30, 2018 and 2017, revenue generated from our imported wine wholesale business was RMB2,587,664 and RMB2,477,579, respectively, which represented an increase of RMB110,085 or 4.4%. The increase represents that the Company adopted its strategy to sell products with higher profit margins and to increase the selling price of such products.

Cost of Sales

	Three months ended September 30,				Variance
	2018 (Unaudited)%		2017 (Unaudited)%		Amount	%
Sales of Fenjiu liquor products	5,356,825	88.3%	5,293,714	88.0%	63,111	1.2%
Sales of imported wine products	712,109	11.7%	723,592	12.0%	(11,483)	(1.6)%
Total Amount	6,068,934	100.0%	6,017,306	100.0%	51,628	0.9%

For the three months ended September 30, 2018 and 2017, cost of sales from our Fenjiu liquor wholesale business was RMB5,356,825 and RMB5,293,714, respectively, which represented an increase of RMB63,111 or 1.2%. The increase of cost of sales from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products.

For the three months ended September 30, 2018 and 2017, cost of sales from our imported wine wholesale business was RMB712,109 and RMB723,592, respectively, which represented a decrease of RMB11,483 or 1.6%. The slight decrease represents that the Company adopted its strategy to sell products with higher profit margins. The weightings on these products were different for the three months ended September 30, 2018 and 2017. The overall cost of sales was slightly decreased.

Gross Profit

	Three months ended September 30,				Variance
	2018 (Unaudited)%		2017 (Unaudited)%		Amount	%
Sales of Fenjiu liquor products	16,017,965	89.5%	13,934,330	88.8%	2,085,635	15.0%
Sales of imported wine products	1,875,555	10.5%	1,753,987	11.2%	121,568	6.9%
Total Amount	17,893,520	100.0%	15,688,317	100.0%	2,205,203	14.1%

Gross profit from our Fenjiu liquor wholesale business increased by RMB2,083,635 or 15.0% for the three months ended September 30, 2018, as compared to the same period of 2017. The Company increased sales volume of some products with higher profit margins. The overall gross profit contribution percentage of Fenjiu liquor wholesale business was 74.9% for the three months ended September 30, 2018, as comparted to 72.5% for the same period of 2017.

Gross profit from our imported wine wholesale business increased by RMB121,568 or 6.9% for the three months ended September 30, 2018, as compared to the same period of 2017. The gross profit contribution percentage of imported wine wholesale business was 72.5% for the three months ended September 30, 2018, as compared to 70.8%. for the same period of 2017. The increase represents that the Company adopted its strategy to sell products with higher profit margins and to increase the selling price of such products.

Selling and Distribution Expenses

For the three months ended September 30, 2018, our selling and distribution expenses were RMB979,639, representing a decrease of RMB229,295, or 19.0%, as compared to the same period of 2017. The decrease was primarily due to decreased packaging expenses during the three ended September 30, 2018, as compared to the same period of 2017.

Administrative Expense

For the three months ended September 30, 2018, our administrative expenses were RMB2,876,592, representing an increase of RMB1,346,129 or 88.0%, as compared to the same period of 2017. The increase was primarily due to salaries, foreign exchange loss and professional fees for share exchange of Reliant Galaxy International Limited.

Other Income

For the three months ended September 30, 2018, our other income was RMB19,037, representing a decrease of RMB74,669 or 79.7%, as compared to the same period of 2017. The decrease was primarily due to the decreased write-back of other receivables.

Interest and Other Financial Charges

For the three months ended September 30, 2018, our interest and other financial charges were RMB3,172 as compared to interest and other financial charges of RMB840,500 in the same period of 2017. The decrease in interest and other financial charges was primarily due to decreased bank borrowings.

Income Taxes

For the three months ended September 30, 2018 and 2017, our income taxes increased by RMB1,312,825 or 46.0% to RMB4,167,483 for the three months ended September 30, 2018 from RMB2,854,658 for the three months ended September 30, 2017. The increase in the income taxes was primarily due to increased taxable income and higher tax disallowable expenses for the period indicated.

Liquidity and Capital Resources

Operating Activities

Operating activities provided Rmb27,842,042 and Rmb17,434,509 of cash in the first three months of 2018 and 2017, respectively. The increase of Rmb10,407,533 in 2018 was primarily a result of change in net operating assets in 2018 when compared with 2017.

Activity from inventories included net increase of Rmb1,997,249 and Rmb167,048 for the first three months ended 30 September 2018 and 2017, respectively.

Activity from deposits, prepayments and other receivables included net increase of Rmb10,136,341 and Rmb1,327,784 for the first three months ended 30 September 2018 and 2017, respectively.

Activity from trade payables included net increase of Rmb2,361,868 and Rmb790,567 for the first three months ended 30 September 2018 and 2017, respectively.

Activity from amount due to a director included net increase of Rmb3,013,126 for the first three months ended 30 September 2018 and net decrease of Rmb626,449 for the three months of 2017.

Investing Activities

Investing activities used Rmb50,000 and Rmb172,585 for the first three months ended 30 September 2018 and 2017, respectively.

Cash of Rmb50,000 used for investing activities in 2018 was primarily related to the acquisition of interest in an associate.

Cash of Rmb172,585 used for investing activities in 2017 was primarily related to the payments for acquisition of property, plant, and equipment.

Financing Activities

Financing activities provided Rmb1,400,000 and Rmb6,000,000 for the first three months ended 30 September 2018 and 2017, respectively. Cash of Rmb1,400,000 provided in 2018 and cash of Rmb6,000,000 provided in 2017 were primarily related to net bank borrowings.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2018. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2018. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

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

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting, including the following:

●	Required all of the accounting personnel in the accounting department to take a minimum of 24 CPE credits annually with a focus on US GAAP and financial reporting standards. We also required the Chief Financial Officer to take a minimum of 40 CPE credits annually with a focus on US GAAP and financial reporting standards;

●	Implemented an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

●	Implemented an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with the established policies and procedures are fully understood throughout the organization, and we plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and the compliance with those procedures and policies.

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

Except for the aforementioned remediation plans, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended September 30, 2018, to have materially affected the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

As reported on the Form 8-K filed by the Company with the SEC on January 5, 2018, the Company’s president, secretary, treasurer and director, Claudio Gianascio, resigned and on the same date the Company appointed Peng Yang to serve as president, secretary and director.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2018 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: November 14, 2018	/s/ Peng Yang
Peng Yang
President, Secretary and Director
(Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)