Form 10-Q
period 2018-12-31
ORANCO INC
filed 2019-02-12
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 000-28181

ORANCO, INC.

(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza , Suite 2310 PMB# 21, New York, NY 10006	10006
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of February 12, 2019
Common Stock, $0.001	98,191,480

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4.	Controls and Procedures	28

PART II.

ITEM 6.	Exhibits	29

Signatures		30

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three-month period ended December 31, 2018 form part of this quarterly report. They are stated in Chinese Renminbi (RMB ¥) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED December 31, 2018

ORANCO, INC.

TABLE OF CONTENTS

Page
Financial Statements:

Consolidated Statements of Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Shareholders’ Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-22

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Chinese Renminbi)

	(unaudited)
	December 31, 2018	June 30, 2018
ASSETS:
Current assets
Cash and cash equivalents	46,029,314	26,504,962
Inventories	9,667,165	7,346,549
Trade receivables	62,719,063	33,933,857
Deposits, prepayments and other receivables	20,973,792	33,249,590
Prepaid land lease	109,680	109,680
	139,499,014	101,144,638

Non-current assets
Investment in an associate	1,000,000	-
Property, plant and equipment	3,185,532	3,296,146
Prepaid land lease	4,854,580	4,909,420
	9,040,112	8,205,566
Total assets	148,539,126	109,350,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	461,178	44,636
Receipts in advance, accruals and other payables	7,375,418	5,140,025
Amount due to Director	11,760,152	96,231,368
Current tax liabilities	6,889,593	2,928,207
Bank borrowings	2,000,000	-
	28,486,341	104,344,236

Non-current liability
Amount due to director	84,781,805	-

Shareholders’ equity

Number of authorized shares with par value US$0.001	100,000,000	100,000,000
Number of issued and outstanding shares	98,191,480	98,191,480
Number of fully paid shares to be issued	321,296,000	321,296,000

Share capital	638,708	638,708
Fully paid shares to be issued	2,126,520	2,126,520
Retained earnings	32,505,752	2,240,740
Equity attributable to equity holders of the Company	35,270,980	5,005,968
Non-controlling interest	-	-
Total shareholders’ equity	35,270,980	5,005,968
Total liabilities and shareholders’ equity	148,539,126	109,350,204

The accompanying notes are an integral part of the consolidated interim financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Chinese Renminbi)

	(unaudited) Three months ended December 31,		(unaudited) Six months ended December 31,
	2018	2017	2018	2017

Revenue	39,420,311	35,467,221	63,382,765	57,172,844

Cost of sales	9,524,833	10,071,165	15,593,767	16,088,471
Selling and distribution expenses	1,155,958	1,118,650	2,135,597	2,327,584
Administrative expenses	1,944,379	1,385,858	4,820,971	2,916,321
	12,625,170	12,575,673	22,550,335	21,332,376

Other income	39,299	26,452	58,336	120,158
Interest and other financial charges	30,868	918,825	34,040	1,759,325
Income before income taxes	26,803,572	21,999,175	40,856,726	34,201,301

Income taxes	6,424,231	4,993,461	10,591,714	7,848,119
Net Income	20,379,341	17,005,714	30,265,012	26,353,182

Attributable to:
Equity holders of the Company	20,379,341	16,571,602	30,265,012	25,657,548
Former non-controlling interests	-	434,112	-	695,634
	20,379,341	17,005,714	30,265,012	26,353,182

Earnings per share:
Basic and diluted earnings per share	0.05	3.88	0.07	6.01

The accompanying notes are an integral part of the consolidated interim financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Chinese Renminbi)

	Share capital	Shares to be issued (Note a)	Additional paid-in capital	Retained Earnings	Attributable to the Company	Non-controlling interests	Total shareholders’ Equity
Balance at June 30, 2017	27,775	-	(27,774)	52,253,435	52,253,436	2,882,756	55,136,192
Total comprehensive income for the year	-	-		25,657,548	25,657,548	695,634	26,353,182
Acquisition of additional interest in subsidiary
Balance at December 31, 2017	27,775	-	(27,774)	77,910,983	77,910,984	3,578,390	81,489,374
Balance at June 30, 2018	638,708	2,126,520	-	2,240,740	5,005,968	-	5,005,968
Total comprehensive income for the year	-	-	-	30,265,012	30,265,012	-	30,265,012
Conversion of loans to common stock
Conversion of amount due to director to common stock
Shares issued for cash
Shares issued as consideration for business acquisition
Fully paid shares to be issued as consideration for business acquisition
Reverse merger
Balance at December 31, 2018	638,708	2,126,520	-	32,505,752	35,270,980	-	35,270,980

The accompanying notes are an integral part of the interim consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Chinese Renminbi)

	(unaudited) Six months ended December 31, 2018	(unaudited) Six months ended December 31, 2017
Operating activities
Net income	30,265,012	26,353,182
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	165,454	242,018
Changes in working capital:
Inventories	(2,320,616)	297,784
Trade receivables	(28,785,206)	(4,526,808)
Deposits, prepayments and other receivables	12,275,798	6,281,854
Trade payables	416,542	(118,115)
Receipts in advance, accruals and other payables	1,385,393	374,016
Current tax liabilities	3,961,386	4,666,166
Amount due to Director	310,589	(1,581,034)
Cash generated from operating activities	17,674,352	31,989,063

Investing activities
Acquisition of interest in an associate	(150,000)	-
Payments for acquisition of property, plant and equipment	-	(407,687)
Cash used in investing activities	(150,000)	(407,687)

Financing activities
Repayment of bank borrowings	-	(27,000,000)
Proceeds of bank borrowings	2,000,000	-
Cash used in financing activities	2,000,000	(27,000,000)

Increase in cash and cash equivalents	19,524,352	4,581,376
Cash and cash equivalents, beginning of the period	26,504,962	6,607,407
Cash and cash equivalents, end of the period	46,029,314	11,188,783

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(34,040)	(1,759,325)
Cash paid during the year for income taxes	(10,609,689)	(5,025,502)

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, on July 1, 2018. The Company recognizes revenue when (or as) services are transferred to clients. Revenue is recognized based on the amount of consideration that management expects to receive in exchange for these services in accordance with the client. To determine the amount and timing of revenue recognition, the Company must (1) identify the contract with the client, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation.

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

On July 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and the related amendments using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard on July 1, 2018 and will apply the standard to any future business combinations.

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits products sold to the external customers less discounts, returns, and surcharges.

	(unaudited) Six months ended December 31, 2018	(unaudited) Six months ended December 31, 2017

Revenue	63,382,765	57,172,844
Other income	58,336	120,158
	63,441,101	21,799,329

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	(unaudited) Six months ended December 31, 2018	(unaudited) Six months ended December 31, 2017

Customer A	13%	19%
Customer B	12%	19%
Customer C	12%	11%
Customer D	11%	11%
Customer E	11%	10%
Customer F	10%	8%
Others	32%	21%
	100%	100%

An analysis of other income is as follows:

	(unaudited) Six months ended December 31, 2018	(unaudited) Six months ended December 31, 2017

Bank interest income	58,336	42,658
Written back of other payables	-	77,500
	58,336	120,158

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	(unaudited) Six months ended December 31, 2018	(unaudited) Six months ended December 31, 2017

Freight	16,209	34,861
Packaging cost	147,716	582,814
	163,925	617,675

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	December 31, 2018	June 30, 2018

Computer and office equipment	268,550	268,550
Building	3,754,625	3,754,625
	4,023,175	4,023,175
Less: accumulated depreciation	(837,643)	(727,029)
Property, plant and equipment, net,	3,185,532	3,296,146

5.	PREPAID LAND LEASE, NET

Prepaid land lease, net, consists of the following:

	December 31, 2018	June 30, 2018

Prepaid land lease	5,412,120	5,412,120
Less: accumulated amortization	(447,860)	(393,020)
Prepaid land lease, net	4,964,260	5,019,000

The carrying amounts of the prepaid land lease are analyzed as:

	December 31, 2018	June 30, 2018

Current assets	109,680	109,680
Non-current assets	4,854,580	4,909,420
	4,964,260	5,019,000

Prepaid land lease represents the cost of the rights of the use of the land in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated.

The lease term is 70 years, ending in 2082.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

6.	INVENTORIES

Inventories consist of the following:

	December 31, 2018	June 30, 2018

Raw materials	1,942,490	4,451,541
Finished goods	7,540,742	2,622,873
Packaging material	183,933	272,135
	9,667,165	7,346,549

7.	TRADE RECEIVABLES

	December 31, 2018	June 30, 2018

Trade receivables	62,719,063	33,933,857
	62,719,063	33,933,857

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	December 31, 2018	June 30, 2018

Prepaid expenses	19,948,523	23,571,363
Deposits	-	9,000,000
Other receivables	1,025,269	678,227
	20,973,792	33,249,590

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

9.	CASH AND CASH EQUIVALENTS

	December 31, 2018	June 30, 2018

Cash on hand	71,815	394,082
Cash held in banks	45,957,499	26,110,880
	46,029,314	26,504,962

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	December 31, 2018	June 30, 2018

Trade payables	461,178	44,636
	461,178	44,636

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the six-month periods is as follows:

	December 31, 2018	December 31, 2017

Supplier A	57%	26%
Supplier B	24%	16%
Supplier C	4%	13%
Supplier D	3%	13%
Supplier E	2%	13%
Supplier F	2%	10%
Others	6%	8%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	December 31, 2018	June 30, 2018

Accrued payroll and bonus	2,059,655	2,560,883
Other payables	850,000	734,122
Other tax payables	1,884,348	623,868
Receipt in advance	2,581,415	1,221,152
	7,375,418	5,140,025

12.	AMOUNT DUE TO A DIRECTOR

	December 31, 2018	June 30, 2018

Amount due to a director	96,541,957	96,231,368
	96,541,957	96,231,368

	December 31, 2018	June 30, 2018
Classified as:
Non-current liabilities	84,781,805	-
Current liabilities	11,760,152	96,231,368
	96,541,957	96,231,368

The amount due to a director is interest-free, unsecured and not repayable on demand.

Renminbi 94,051,934 of the amount due to a director relates to Reliant’s acquisition of Sure Rich Investment (Group) Limited. The amount is due to the seller of Sure Rich Investment (Group) Limited, who is also a director of Reliant and the Company.

13.	BANK BORROWINGS

	December 31, 2018	June 30, 2018
Secured - at amortized cost
Loans from bank – Note (i)	2,000,000	-
	2,000,000	-
Classified as:
Current liabilities	2,000,000	-
	2,000,000	-

Note:

(i)	Loan from the bank is bearing a fixed interest rate ranging from 5.44% per annum.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued
Company	Number of shares	value US$	value RMB	Number of shares	value US$	value RMB
At June 30, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520
Common stock conversion
Conversion of amount due to a director
Shares issued for cash
Shares issued as consideration for business acquisition
Shares to be issued as consideration for business acquisition
Reverse merger

At December 31, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520

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

A reconciliation of the income tax expenses in China is set out below:

	(unaudited) Six months ended December 31, 2018	(unaudited) Six months ended December 31, 2017

Profit before income tax	40,856,726	34,201,300
Taxation at the applicable tax rate of 25%	10,350,322	8,550,326
Tax effect on non-taxable income	(14,581)	(30,040)
Tax effects of expense that are not deductible	255,973	11,076
(Over)/under-provision in respect of previous year	-	(683,243)
Income taxes	10,591,714	7,848,119

16.	CONTRIBUTION PLAN IN THE PRC

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

17.	OPERATING LEASE ARRANGEMENT

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	(unaudited) Six months ended December 31, 2018	June 30, 2018

Within 1 year	463,103	134,294
After 1 year but within 2 years	61,811	18,000
After 2 years but within 3 years	-	9,000
After 3 years	-	-
	524,914	161,294

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

	(unaudited) Six months ended December 31, 2018	(unaudited) Six months ended December 31, 2017

Revenue	-	10,865,132
	-	10,865,132

Management is of the opinion that these related party transactions were conducted in the normal course of business of the Group with standard sales terms and conditions.

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment holding

(Group) Limited	Hong Kong On February 1, 2007	RMB 1

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000 Note (i)	100%		Trading of spirit

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 5,000,000	100%		Trading of spirit

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51 Note	% (i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2038, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

21.	DETAILS OF AN ASSOCAITE

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20 Note	% (i)	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired shares of 20% of the associate Guangzhou Silicon Technology Co., Ltd which then became an associate of the Company. The associate’s results were not material to the Group in the period to December 31, 2018.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On June 29, 2018, Oranco, Inc. completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”), entered into by (i) Oranco, Inc.(“the company”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability (“Reliant”); (ii) and the shareholders of Reliant (“Sellers”) pursuant to which Reliant became a wholly owned subsidiary of ours. Pursuant to the Share Exchange Agreement, the company acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly-issued shares of common stock; 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares shall be issued at the completion of the increase of the company’s authorized shares (the “Common Stock”). As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the company. The Share Exchange was accounted for under the business combination under common control method of accounting.

On September 1, 2018, Fenyang Huaxin Spirit Development Co.. Ltd., a subsidiary of the company, acquired 20% equity interest in Guangzhou Silicon Technology Co., Ltd., a company established in the People’s Republic of China. The acquisition of 20% equity interest in Guangzhou Silicon Technology Co., Ltd. was accounted for as an interest in an associate

Results of Operations

Overview

For the three months ended December 31, 2018 and 2017

	Three Months Ended December 31,		Variance
	2018	2017	Amount	%
	(unaudited)	(unaudited)
Revenue	39,420,311	35,467,221	3,953,0901	11.1%
Cost of sales	9,524,833	10,071,165	(546,332)	(5.4%)
Gross profit	29,895,478	25,396,056	4,499,422	17.7%
Selling and distribution expenses	1,155,958	1,118,650	37,308	3.3%
Administrative expenses	1,944,379	1,385,858	558,521	40.3%
Income from operations	26,795,141	22,891,548	3,903,593	17.1%
Other income	39,299	26,452	(12,847)	48.6%
Interest and other financial charges	30,868	918,325	(887,957)	(96.6%)
Income before income taxes	26,803,572	21,999,175	4,804,397	21.8%
Income taxes	6,424,231	4,993,461	1,430,770	28.7%
Net income	20,379,341	17,005,714	3,373,627	19.8%

Revenue

	Three Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	37,386,358	94.8%	30,598,982	86.3%	6,787,376	22.2%
Sales of imported wine products	2,033,953	5.2%	4,868,239	13.7%	(2,834,286)	(58.2%)
Total Amount	39,420,311	100.0%	35,467,221	100.0%	3,953,090	11.1%

For the three months ended December 31, 2018 and 2017, revenue generated from our Fenjiu liquor wholesale business was RMB37,386,358 and RMB30,598,982, respectively, which represented an increase of RMB6,787,376 or 22.2%. The increase of revenue generated from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products. Our brand identity has contributed to the success of our Fenjiu liquor wholesale business. Our brand positively affected our sales.

For the three months ended December 31, 2018 and 2017, revenue generated from our imported wine wholesale business was RMB2,033,953 and RMB4,868,239, respectively, which represented a decrease of RMB2,834,286 or 58.2%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the three months ended December 31, 2018 and 2017. The overall sales was decreased.

Cost of Sales

	Three months ended December 31,				Variance
	2018	%	2017	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	9,001,494	94.4%	8,601,503	85.4%	399,991	4.7%
Sales of imported wine products	533,339	5.6%	1,469,662	14.6%	(936,323)	(63.7%)
Total Amount	9,534,833	100.0%	10,071,165	100.0%	(536,332)	(5.3%)

For the three months ended December 31, 2018 and 2017, cost of sales from our Fenjiu liquor wholesale business was RMB9,001,494 and RMB8,601,503, respectively, which represented an increase of RMB399,991 or 4.7%. The increase of cost of sales was mainly due to the increased sales volume.

For the three months ended December 31, 2018 and 2017, cost of sales from our imported wine wholesale business was RMB1,245,448 and RMB1,469,662, respectively, which represented a decrease of RMB936,323 or 63.7%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the three months ended December 31, 2018 and 2017. The overall cost of sales was decreased.

Gross Profit

	Three months ended December 31,				Variance
	2018	%	2017	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	28,384,864	95.0%	21,997,479	86.6%	6,387,385	29.0%
Sales of imported wine products	1,500,614	5.0%	3,398,577	13.4%	(1,897,963)	(55.8%)
Total Amount	29,885,478	100.0%	25,396,056	100.0%	4,489,422	17.7%

Gross profit from our Fenjiu liquor wholesale business increased by RMB6,387,385 or 29.0% for the three months ended December 31, 2018, as compared to the same period of 2017. The Company increased sales volume of some products with higher profit margins. The overall gross profit contribution percentage of Fenjiu liquor wholesale business was 75.9% for the three months ended December 31, 2018, as comparted to 71.9% for the same period of 2017.

Gross profit from our imported wine wholesale business decreased by RMB1,897,963 or 55.8% for the three months ended December 31, 2018, as compared to the same period of 2017. The gross profit contribution percentage of imported wine wholesale business was 73.8% for the three months ended December 31, 2018, as compared to 69.8%. for the same period of 2017. The increase represents that the Company adopted its strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins.

Selling and Distribution Expenses

For the three months ended December 31, 2018, our selling and distribution expenses were RMB1,155,958, representing a decrease of RMB37,308, or 3.3%, as compared to the same period of 2017. The increase was primarily due to increased packaging expenses during the three months ended December 31, 2018, as compared to the same period of 2017.

Administrative Expense

For the three months ended December 31, 2018, our administrative expenses were RMB1,944,379, representing an increase of RMB1,385,858 or 40.3%, as compared to the same period of 2017. The increase was primarily due to salaries, foreign exchange loss and salaries.

Other Income

For the three months ended December 31, 2018, our other income was RMB39,299, representing an increase of RMB12,847 or 48.6%, as compared to the same period of 2017. The increase was primarily due to the increased bank interest income.

Interest and Other Financial Charges

For the three months ended December 31, 2018, our interest and other financial charges were RMB30,868 as compared to interest and other financial charges of RMB918,825 in the same period of 2017. The decrease in interest and other financial charges was primarily due to decreased bank borrowings.

Income Taxes

For the three months ended December 31, 2018 and 2017, our income taxes increased by RMB1,430,770 or 28.7% to RMB6,642,231 for the three months ended December 31, 2018 from RMB4,993,461 for the three months ended December 31, 2017. The increase in the income taxes was primarily due to increased taxable income and higher tax disallowable expenses for the period indicated.

For the six months ended December 31, 2018 and 2017

	Six Months Ended December 31,		Variance
	2018	2017	Amount	%
	(unaudited)	(unaudited)
Revenue	63,382,765	57,172,844	6,209,921	10.9%
Cost of sales	15,593,767	16,088,471	(494,704)	(3.1%)
Gross profit	47,788,998	41,084,373	6,704,625	16.3%
Selling and distribution expenses	2,135,597	2,327,584	(191,987)	(8.2%)
Administrative expenses	4,820,971	2,916,321	1,904,650	65.3%
Income from operations	40,832,430	35,840,468	4,991,962	13.9%
Other income	58,336	120,158	(61,822)	(51.5%)
Interest and other financial charges	34,040	1,759,325	(1,725,285)	(98.1%)
Income before income taxes	40,856,726	34,201,301	6,655,425	19.5%
Income taxes	10,591,714	7,848,119	2,743,595	35.0%
Net income	30,265,012	26,353,182	3,911,830	14.8%

Revenue

	Six Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	58,761,148	92.7%	49,827,026	87.1%	8,943,122	17.9%
Sales of imported wine products	4,261,617	7.3%	7,345,818	12.9%	(2,724,201)	(37.1%)
Total Amount	63,382,765	100.0%	57,172,844	100.0%	6,209,921	10.9%

For the six months ended December 31, 2018 and 2017, revenue generated from our Fenjiu liquor wholesale business was RMB58,761,148 and RMB49,827,026, respectively, which represented an increase of RMB8,943,122 or 17.9%. The increase of revenue generated from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products. Our brand identity has contributed to the success of our Fenjiu liquor wholesale business. Our brand positively affected our sales.

For the six months ended December 31, 2018 and 2017, revenue generated from our imported wine wholesale business was RMB4,261,617 and RMB7,345,818, respectively, which represented a decrease of RMB2,724,201 or 37.1%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the six months ended December 31, 2018 and 2017. The overall sales was decreased.

Cost of Sales

	Six months ended December 31,				Variance
	2018	%	2017	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	14,348,319	92.0%	13,895,217	86.4%	453,102	3.3%
Sales of imported wine products	1,245,448	8.0%	2,193,254	13.6%	(947,806)	(43.2%)
Total Amount	15,593,767	100.0%	16,088,471	100.0%	(494,704)	(3.1%)

For the six months ended December 31, 2018 and 2017, cost of sales from our Fenjiu liquor wholesale business was RMB14,348,319 and RMB13,895,217, respectively, which represented an increase of RMB453,102 or 3.3%. The increase of cost of sales was mainly due to the increased sales volume.

For the six months ended December 31, 2018 and 2017, cost of sales from our imported wine wholesale business was RMB1,245,448 and RMB2,193,254, respectively, which represented a decrease of RMB947,806 or 43.2%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the six months ended December 31, 2018 and 2017. The overall cost of sales was decreased.

Gross Profit

	Six months ended December 31,				Variance
	2018	%	2017	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	44,412,829	92.9%	35,931,809	87.5%	8,481,020	23.6%
Sales of imported wine products	3,376,169	7.1%	5,152,564	12.5%	(1,776,395)	(34.5%)
Total Amount	47,788,998	100.0%	41,084,373	100.0%	6,704,625	16.3%

Gross profit from our Fenjiu liquor wholesale business increased by RMB8,481,020 or 23.6% for the six months ended December 31, 2018, as compared to the same period of 2017. The Company increased sales volume of some products with higher profit margins. The overall gross profit contribution percentage of Fenjiu liquor wholesale business was 75.8% for the six months ended December 31, 2018, as comparted to 72.1% for the same period of 2017.

Gross profit from our imported wine wholesale business decreased by RMB1,776,395 or 34.5% for the six months ended December 31, 2018, as compared to the same period of 2017. The gross profit contribution percentage of imported wine wholesale business was 73.1% for the six months ended December 31, 2018, as compared to 70.1%. for the same period of 2017. The increase represents that the Company adopted its strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins.

Selling and Distribution Expenses

For the six months ended December 31, 2018, our selling and distribution expenses were RMB2,135,597, representing a decrease of RMB191,987, or 8.2%, as compared to the same period of 2017. The decrease was primarily due to decreased packaging expenses during the six months ended December 31, 2018, as compared to the same period of 2017.

Administrative Expense

For the six months ended December 31, 2018, our administrative expenses were RMB4,820,971, representing an increase of RMB1,904,650 or 65.3%, as compared to the same period of 2017. The increase was primarily due to salaries, foreign exchange loss and professional fees for share exchange of Reliant Galaxy International Limited.

Other Income

For the six months ended December 31, 2018, our other income was RMB58,336, representing a decrease of RMB61,822 or 51.5%, as compared to the same period of 2017. The decrease was primarily due to the decreased write-back of other receivables.

Interest and Other Financial Charges

For the six months ended December 31, 2018, our interest and other financial charges were RMB34,040 as compared to interest and other financial charges of RMB1,759,325 in the same period of 2017. The decrease in interest and other financial charges was primarily due to decreased bank borrowings.

Income Taxes

For the six months ended December 31, 2018 and 2017, our income taxes increased by RMB2,743,595 or 35.0% to RMB10,591,714 for the six months ended December 31, 2018 from RMB7,848,119 for the six months ended December 31, 2017. The increase in the income taxes was primarily due to increased taxable income and higher tax disallowable expenses for the period indicated.

Liquidity and Capital Resources

Operating Activities

Operating activities generated RMB17,674,352 and RMB31,989,063 of cash in the first six months of 2018 and 2017, respectively. The decrease of RMB14,314,711 in 2018 was primarily a result of change in net operating assets in 2018 when compared with 2017.

Activity from inventories included a net decrease of RMB2,320,616 compared to a net increase of RMB297,784 for the first six months ended 31 December 2018 and 2017, respectively.

Activity from trade receivables included a net decrease of RMB28,785,206 compared to a net decrease of RMB4,526,808 for the first six months ended 31 December 2018 and 2017, respectively.

Activity from deposits, prepayments and other receivables included a net increase of RMB12,275,798 compared to a net increase of RMB6,281,854 for the first six months ended 31 December 2018 and 2017, respectively.

Investing Activities

Investing activities used RMB150,000 and RMB407,687 for the first six months ended 31 December 2018 and 2017, respectively.

Cash of RMB150,000 used for investing activities in 2018 was primarily related to the acquisition of the interest in an associate.

Cash of RMB407,687 used for investing activities in 2017 was primarily related to the payments for acquisition of property, plant, and equipment.

Financing Activities

Financing activities provided RMB2,000,000 for the first six months ended 31 December 2018 and used RMB27,000,000 for the first six months ended 31 December 2017.

Cash of RMB2,000,000 provided in 2018 were primarily related to net proceeds of bank borrowings.

Cash of RMB27,000,000 used in 2017 were primarily related to net repayment of bank borrowings.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

Changes in internal control over financial reporting

As reported on the Form 8-K filed by the Company with the SEC on December 7, 2018, Ronald Zhang resigned from the Company as the Chief Financial Officer on December 3, 2018. Following Ronald Zhang’s departure, the Board appointed Mr. Sze Lok (Patrick) Wong as the Company’s Chief Financial Officer effective as of December 3, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2018 that were not previously disclosed in reports filed with the SEC.

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

ORANCO, INC.

Date: February 12, 2019	/s/ Peng Yang
Peng Yang
President, Secretary and Director
(Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)