Form 10-Q
period 2019-03-31
ORANCO INC
filed 2019-05-15
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 15, 2019
Common Stock, $0.001	98,191,480

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2019

ORANCO, INC.

TABLE OF CONTENTS

Page
Financial Statements:

Consolidated Statements of Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Shareholders’ Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 22

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Chinese Renminbi)

	(unaudited)
	March 31, 2019	June 30, 2018
ASSETS:
Current assets
Cash and cash equivalents	57,394,020	26,504,962
Trade receivables	67,286,738	33,933,857
Inventories	7,671,629	7,346,549
Deposits, prepayments and other receivables	21,304,062	33,249,590
Prepaid land lease	109,680	109,680
	153,766,129	101,144,638

Non-current assets
Investment in an associate	1,000,000	-
Property, plant and equipment	3,132,158	3,296,146
Prepaid land lease	4,827,160	4,909,420
	8,959,318	8,205,566
Total assets	162,725,447	109,350,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	144,093	44,636
Receipts in advance, accruals and other payables	6,633,402	5,140,025
Amount due to Director	11,894,851	96,231,368
Current tax liabilities	5,527,130	2,928,207
Bank borrowings	2,250,000	-
	26,449,476	104,344,236

Non-current liability
Amount due to director	84,781,805	-

Shareholders’ equity

Number of authorized shares with par value US$0.001	100,000,000	100,000,000
Number of issued and outstanding shares	98,191,480	98,191,480
Number of fully paid shares to be issued	321,296,000	321,296,000

Share capital	638,708	638,708
Fully paid shares to be issued	2,126,520	2,126,520
Retained earnings	48,728,938	2,240,740
Equity attributable to equity holders of the Company	51,494,166	5,005,968
Non-controlling interest	-	-
Total shareholders’ equity	51,494,166	5,005,968
Total liabilities and shareholders’ equity	162,725,447	109,350,204

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Chinese Renminbi)

	(unaudited) Three months ended March 31,		(unaudited) Nine months ended March 31,
	2019	2018	2019	2018

Revenue	32,654,876	26,085,393	96,037,641	83,258,237

Cost of sales	8,801,480	6,914,306	24,395,247	23,002,777
Selling and distribution expenses	884,727	1,010,459	3,020,324	3,338,043
Administrative expenses	1,338,458	769,741	6,159,429	3,686,062
	11,024,665	8,694,506	33,575,000	30,026,882

Other income	32,471	11,289	90,807	131,447
Interest and other financial charges	7,198	9,395	41,238	1,768,720
Income before income taxes	21,655,484	17,392,781	62,512,210	51,594,082

Income taxes	5,432,298	4,775,792	16,024,012	12,623,911
Net Income	16,223,186	12,616,989	46,488,198	38,970,171

Attributable to:
Equity holders of the Company	16,223,186	12,205,233	46,488,198	37,862,781
Former non-controlling interests	-	411,756	-	1,107,390
	16,223,186	12,616,989	46,488,198	38,970,171

Earnings per share:
Basic and diluted earnings per share	0.04	2.86	0.11	8.87

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Chinese Renminbi)

	Share capital	Shares to be issued (Note a)	Additional paid-in capital	Retained Earnings	Attributable to the Company	Non-controlling interests	Total shareholders’ Equity
Balance at December 31, 2017	27,775	-	(27,774)	77,910,983	77,910,984	3,578,390	81,489,374
Total comprehensive income for the year	-	-		12,205,233	12,205,233	411,756	12,616,989

Balance at March 31, 2018	27,775	-	(27,774)	90,116,216	90,116,217	3,990,146	94,106,363
Balance at December 31, 2018	638,708	2,126,520	-	32,505,752	35,270,980	-	35,270,980
Total comprehensive income for the year	-	-	-	16,223,186	16,223,186	-	16,223,186

Balance at March 31, 2019	638,708	2,126,520	-	48,728,938	51,494,166	-	51,494,166

	Share capital	Shares to be issued (Note a)	Additional paid-in capital	Retained Earnings	Attributable to the Company	Non-controlling interests	Total shareholders’ Equity
Balance at June 30, 2017	27,775	-	(27,774)	52,253,435	52,253,436	2,882,756	55,136,192
Total comprehensive income for the year	-	-		37,862,781	37,862,781	1,107,390	38,970,171

Balance at March 31, 2018	27,775	-	(27,774)	90,116,216	90,116,217	3,990,146	94,106,363
Balance at June 30, 2018	638,708	2,126,520	-	2,240,740	5,005,968	-	5,005,968
Total comprehensive income for the year	-	-	-	46,488,198	46,488,198	-	46,488,198

Balance at March 31, 2019	638,708	2,126,520	-	48,728,938	51,494,166	-	51,494,166

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Chinese Renminbi)

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018
Operating activities
Net income	46,488,198	38,970,171
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	246,248	255,635
Changes in working capital:
Inventories	(325,080)	16,238
Trade receivables	(33,352,881)	(1,228,086)
Deposits, prepayments and other receivables	11,945,528	17,736,741
Trade payables	99,457	410,493
Receipts in advance, accruals and other payables	743,376	(8,114,271)
Current tax liabilities	2,598,923	(2,148,514)
Amount due to Director	445,288	(1,240,888)
Cash generated from operating activities	28,889,057	44,657,519

Investing activities
Acquisition of interest in an associate	(250,000)	-
Payments for acquisition of property, plant and equipment	-	(407,687)
Cash used in investing activities	(250,000)	(407,687)

Financing activities
Repayment of bank borrowings	-	(27,000,000)
Proceeds of bank borrowings	2,250,000	-
Cash used in financing activities	2,250,000	(27,000,000)

Increase in cash and cash equivalents	30,889,057	17,249,832
Cash and cash equivalents, beginning of the period	26,504,962	6,607,407
Cash and cash equivalents, end of the period	57,394,019	23,857,239

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(34,040)	(1,768,720)
Cash paid during the year for income taxes	(13,427,680)	(10,475,397)

The accompanying notes are an integral part of the financial statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Chinese Renminbi)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

Oranco, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 16, 1977. The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned, and the Company had remained inactive until June 29, 2018 when it acquired the business of Reliant Galaxy International Limited (“Reliant”). The Company and its subsidiaries (the “Group”) are principally engaged in the trading of spirits in the People’s Republic of China (the “PRC”).

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits products sold to the external customers less discounts, returns, and surcharges.

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018

Revenue	96,037,641	83,258,237
Other income	90,807	131,447
	96,128,448	83,389,684

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018

Customer A	13%	19%
Customer B	12%	19%
Customer C	12%	11%
Customer D	11%	11%
Customer E	11%	10%
Customer F	10%	8%
Others	32%	21%
	100%	100%

An analysis of other income is as follows:

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018

Bank interest income	58,336	42,658
Written back of other payables	-	77,500
	58,336	120,158

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018

Freight	16,209	36,303
Packaging cost	147,716	931,652
	163,925	967,955

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	March 31, 2019	June 30, 2018

Computer and office equipment	268,550	268,550
Building	3,754,625	3,754,625
	4,023,175	4,023,175
Less: accumulated depreciation	(891,017)	(727,029)
Property, plant and equipment, net,	3,132,158	3,296,146

5.	PREPAID LAND LEASE, NET

Prepaid land lease, net, consists of the following:

	March 31, 2019	June 30, 2018

Prepaid land lease	5,412,120	5,412,120
Less: accumulated amortization	(475,280)	(393,020)
Prepaid land lease, net	4,936,840	5,019,000

The carrying amounts of the prepaid land lease are analyzed as:

	March 31, 2019	June 30, 2018

Current assets	109,680	109,680
Non-current assets	4,827,160	4,909,420
	4,936,840	5,019,000

Prepaid land lease represents the cost of the rights of the use of the land in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated.

The lease term is 70 years, ending in 2082.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

6.	INVENTORIES

Inventories consist of the following:

	March 31, 2019	June 30, 2018

Raw materials	3,702,029	4,451,541
Finished goods	3,785,667	2,622,873
Packaging material	183,933	272,135
	7,671,629	7,346,549

7.	TRADE RECEIVABLES

	March 31, 2019	June 30, 2018

Trade receivables	67,286,738	33,933,857
	67,286,738	33,933,857

No allowance for doubtful debts has been made for both years.

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	March 31, 2019	June 30, 2018

Prepaid expenses	20,706,252	23,571,363
Deposits	-	9,000,000
Other receivables	597,810	678,227
	21,304,062	33,249,590

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

9.	CASH AND CASH EQUIVALENTS

	March 31, 2019	June 30, 2018

Cash on hand	199,553	394,082
Cash held in banks	57,194,467	26,110,880
	57,394,020	26,504,962

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	March 31, 2019	June 30, 2018

Trade payables	144,093	44,636
	144,093	44,636

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the six-month periods is as follows:

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018

Supplier A	56%	40%
Supplier B	22%	16%
Supplier C	10%	10%
Supplier D	3%	9%
Supplier E	3%	9%
Supplier F	1%	8%
Others	5%	8%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	March 31, 2019	June 30, 2018

Accrued payroll and bonus	2,064,024	2,560,883
Other payables	887,706	734,122
Other tax payables	1,174,043	623,868
Receipt in advance	2,507,629	1,221,152
	6,633,402	5,140,025

12.	AMOUNT DUE TO A DIRECTOR

	March 31, 2019	June 30, 2018

Amount due to a director	96,676,656	96,231,368
	96,676,656	96,231,368

	March 31, 2019	June 30, 2018
Classified as:
Non-current liabilities	84,781,805	-
Current liabilities	11,894,851	96,231,368
	96,676,656	96,231,368

The amount due to a director is interest-free, unsecured and not repayable on demand.

Renminbi 94,051,934 of the amount due to a director relates to Reliant’s acquisition of Sure Rich Investment (Group) Limited. The amount is due to the seller of Sure Rich Investment (Group) Limited, who is also a director of Reliant and the Company.

13.	BANK BORROWINGS

	March 31, 2019	June 30, 2018
Secured - at amortized cost
Loans from bank – Note (i)	2,250,000	-
	2, 250,000	-
Classified as:
Current liabilities	2, 250,000	-
	2, 250,000	-

Note:

(i)	Loan from the bank is bearing a fixed interest rate ranging from 5.44% per annum.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued
Company	Number of shares	value US$	value RMB	Number of shares	value US$	value RMB
At June 30, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520
Common stock conversion
Conversion of amount due to a director
Shares issued for cash
Shares issued as consideration for business acquisition
Shares to be issued as consideration for business acquisition
Reverse merger

At March 31, 2019	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520

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

A reconciliation of the income tax expenses in China is set out below:

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018

Profit before income tax	62,512,210	51,594,082
Taxation at the applicable tax rate of 25%	15,768,870	12,898,521
Tax effect on non-taxable income	(285,732)	-
Tax effects of expense that are not deductible	540,874	15,469
(Over)/under-provision in respect of previous year	-	(290,079)
Income taxes	16,024,012	12,623,911

16.	CONTRIBUTION PLAN IN THE PRC

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

17.	OPERATING LEASE ARRANGEMENT

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	(unaudited) Nine months ended March 31, 2019	June 30, 2018

Within 1 year	454,331	134,294
After 1 year but within 2 years	75,985	18,000
After 2 years but within 3 years	-	9,000
After 3 years	-	-
	530,316	161,294

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

	(unaudited) Nine months ended March 31, 2019	(unaudited) Nine months ended March 31, 2018

Revenue	-	14,394,218
	-	14,394,218

Management is of the opinion that these related party transactions were conducted in the normal course of business of the Group with standard sales terms and conditions.

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment holding

(Group) Limited	Hong Kong On February 1, 2007	RMB 1

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding and Trading of spirit

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000 Note (i)	100%		Trading of spirit

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 5,000,000	100%		Trading of spirit

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51 Note	% (i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2038, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

(Chinese Renminbi)

21.	DETAILS OF AN ASSOCAITE

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20 Note % (i)	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired shares of 20% of the associate Guangzhou Silicon Technology Co., Ltd which then became an associate of the Company. The associate’s results were not material to the Group in the period to March 31, 2019.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On June 29, 2018, Oranco, Inc. completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”), entered into by (i) Oranco, Inc. ( “the Company”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability ( “Reliant”); (ii) and the shareholders of Reliant (“Sellers”) pursuant to which Reliant became a wholly owned subsidiary of ours. Pursuant to the Share Exchange Agreement, the Company acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly-issued shares of common stock; 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares shall be issued at the completion of the increase of the Company’s authorized shares (the “Common Stock”). As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the Company. The Share Exchange was accounted for under the business combination under common control method of accounting.

On September 1, 2018, Fenyang Huaxin Spirit Development Co.. Ltd., a subsidiary of the Company, acquired 20% equity interest in Guangzhou Silicon Technology Co., Ltd., a company established in the People’s Republic of China. The acquisition of 20% equity interest in Guangzhou Silicon Technology Co., Ltd. was accounted for as an interest in an associate

Results of Operations

(a) For the three months ended March 31, 2019 and 2018

Overview

	Three Months Ended March 31,		Variance
	2019	2018	Amount	%
	(unaudited)	(unaudited)
Revenue	32,654,876	26,085,393	6,569,483	25.2%
Cost of sales	8,801,480	6,914,306	1,887,174	27.3%
Gross profit	23,853,396	19,171,087	4,682,309	24.4%
Selling and distribution expenses	884,727	1,010,459	(125,732)	(12.4%)
Administrative expenses	1,338,458	769,741	568,717	73. 9%
Income from operations	21,630,211	17,390,887	4,239,324	24.4%
Other income	32,471	11,289	21,182	187.6%
Interest and other financial charges	7,198	9,395	(2,197)	(23.4%)
Income before income taxes	21,655,484	17,392,781	4,262,703	24.5%
Income taxes	5,432,298	4,775,792	656,506	13.7%
Net income	16,223,186	12,616,989	3,606,197	28.6%

Revenue

	Three Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	28,977,713	88.7%	21,217,155	81.3%	7,760,558	36.6%
Sales of imported wine products	3,677,163	11.3%	4,868,238	18.7%	(1,191,075)	(24.5%)
Total Amount	32,654,876	100.0%	26,085,393	100.0%	6,569,483	25.2%

For the three months ended March 31, 2019 and 2018, revenue generated from our Fenjiu liquor wholesale business was RMB28,977,713 and RMB21,217,155, respectively, which represented an increase of RMB7,760,558 or 36.6%. The increase of revenue generated from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products. Our brand identity has contributed to the success of our Fenjiu liquor wholesale business. Our brand positively affected our sales.

For the three months ended March 31, 2019 and 2018, revenue generated from our imported wine wholesale business was RMB3,677,163 and RMB4,868,238, respectively, which represented a decrease of RMB1,191,075 or 24.5%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the three months ended March 31, 2019 and 2018. The overall sales was decreased.

Cost of Sales

	Three months ended March 31,				Variance
	2019	%	2018	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	7,809,057	88.7%	5,347,144	77.3%	2,461,913	46.0%
Sales of imported wine products	992,423	11.3%	1,567,162	22.7%	(574,739)	(36.7%)
Total Amount	8,801,480	100.0%	6,914,306	100.0%	1,887,174	27.3%

For the three months ended March 31, 2019 and 2018, cost of sales from our Fenjiu liquor wholesale business was RMB7,809,057 and RMB5,347,144, respectively, which represented an increase of RMB2,461,913 or 46.0%. The increase of cost of sales was mainly due to the increased sales volume.

For the three months ended March 31, 2019 and 2018, cost of sales from our imported wine wholesale business was RMB992,423 and RMB1,567,162, respectively, which represented a decrease of RMB574,739 or 36.7%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the three months ended March 31, 2019 and 2018. The overall cost of sales was decreased.

Gross Profit

	Three months ended March 31,				Variance
	2019	%	2018	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	21,168,656	88.7%	15,870,011	59.2%	5,298,645	33.4%
Sales of imported wine products	2,684,740	11.3%	3,301,076	40.8%	(616,336)	(18.7%)
Total Amount	23,853,396	100.0%	19,171,087	100.0%	4,682,309	24.4%

Gross profit from our Fenjiu liquor wholesale business increased by RMB5,298,645 or 33.4% for the three months ended March 31, 2019, as compared to the same period of 2018. The Company increased sales volume of our products primarily due to the contribution of our brand identity. The overall gross profit contribution percentage of Fenjiu liquor wholesale business was so stable that 73.1% was recorded for the three months ended March 31, 2019, as comparted to 74.8% for the same period of 2018.

Gross profit from our imported wine wholesale business decreased by RMB616,336 or 18.7% for the three months ended March 31, 2019, as compared to the same period of 2018. The gross profit contribution percentage of imported wine wholesale business was 73.0% for the three months ended March 31, 2019, as compared to 67.8%. for the same period of 2018. The increase represents that the Company adopted its strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins.

Selling and Distribution Expenses

For the three months ended March 31, 2019, our selling and distribution expenses were RMB884,727, representing a decrease of RMB125,732, or 12.4%, as compared to the same period of 2018. The decrease was primarily due to freight expense and packaging cost during the three months ended March 31, 2019, as compared to the same period of 2018.

Administrative Expense

For the three months ended March 31, 2019, our administrative expenses were RMB1,338,458, representing an increase of RMB568,717 or 73.9%, as compared to the same period of 2018. The increase was primarily due to salaries and foreign exchange differences.

Other Income

For the three months ended March 31, 2019, our other income was RMB32,471, representing an increase of RMB21,182 or 187.6%, as compared to the same period of 2018. The increase was primarily due to the increased bank interest income.

Interest and Other Financial Charges

For the three months ended March 31, 2019, our interest and other financial charges were RMB7,198 as compared to interest and other financial charges of RMB9,395 in the same period of 2018. The decrease in interest and other financial charges was primarily due to decreased bank borrowings.

Income Taxes

For the three months ended March 31, 2019 and 2018, our income taxes increased by RMB656,506 or 13.7% to RMB5,432,298 for the three months ended March 31, 2019 from RMB4,775,792 for the three months ended March 31, 2018. The increase in the income taxes was primarily due to increased taxable income and higher tax disallowable expenses for the period indicated.

(b) For the nine months ended March 31, 2019 and 2018

Overview

	Nine Months Ended March 31,		Variance
	2019	2018	Amount	%
	(unaudited)	(unaudited)
Revenue	96,037,641	83,258,237	12,779,404	15.3%
Cost of sales	24,395,247	23,002,777	1,392,470	6.1%
Gross profit	71,642,394	60,255,460	11,386,934	18.9%
Selling and distribution expenses	3,020,324	3,338,043	(317,719)	(9.5%)
Administrative expenses	6,159,429	3,686,062	2,473,367	67.1%
Income from operations	62,462,641	53,231,355	9,231,286	17.3%
Other income	90,807	131,447	(40,640)	(30.9%)
Interest and other financial charges	41,238	1,768,720	(1,727,482)	(97.7%)
Income before income taxes	62,512,210	51,594,082	10,918,128	21.2%
Income taxes	16,024,012	12,623,911	3,400,101	26.9%
Net income	46,488,198	38,970,171	7,518,027	19.3%

Revenue

	Nine Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	87,738,861	91.4%	71,044,181	85.3%	16,694,680	23.5%
Sales of imported wine products	8,298,780	8.6%	12,214,056	14.7%	(3,915,276)	(32.1%)
Total Amount	96,037,641	100.0%	83,258,237	100.0%	12,779,404	15.3%

For the nine months ended March 31, 2019 and 2018, revenue generated from our Fenjiu liquor wholesale business was RMB87,738,861 and RMB71,044,181, respectively, which represented an increase of RMB16,694,680 or 23.5%. The increase of revenue generated from our Fenjiu liquor wholesale business was mainly due to the increased sales volume of our Fenjiu liquor products. Our brand identity has contributed to the success of our Fenjiu liquor wholesale business. Our brand positively affected our sales.

For the nine months ended March 31, 2019 and 2018, revenue generated from our imported wine wholesale business was RMB8,298,780 and RMB12,214,056, respectively, which represented a decrease of RMB3,915,276 or 32.1%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the nine months ended March 31, 2019 and 2018. The overall sales was decreased.

Cost of Sales

	Nine Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	22,157,376	90.8%	19,242,361	83.7%	2,915,015	15.1%
Sales of imported wine products	2,237,871	9.2%	3,760,416	16.3%	(1,522,545)	(40.5%)
Total Amount	24,395,247	100.0%	23,002,777	100.0%	1,392,470	6.1%

For the nine months ended March 31, 2019 and 2018, cost of sales from our Fenjiu liquor wholesale business was RMB22,157,376 and RMB19,242,361, respectively, which represented an increase of RMB2,915,015 or 15.1%. The increase of cost of sales was mainly due to the increased sales volume.

For the nine months ended March 31, 2019 and 2018, cost of sales from our imported wine wholesale business was RMB2,237,871 and RMB3,760,416, respectively, which represented a decrease of RMB1,522,545 or 40.5%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the reduction in this revenue stream. The weightings on these products were different for the nine months ended March 31, 2019 and 2018. The overall cost of sales was decreased.

Gross Profit

	Nine Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
	(unaudited)		(unaudited)
Sales of Fenjiu liquor products	65,581,485	91.5%	51,801,820	86.0%	13,779,665	26.6%
Sales of imported wine products	6,060,909	8.5%	8,453,640	14.0%	(2,392,731)	(28.3%)
Total Amount	71,642,394	100.0%	60,255,460	100.0%	11,386,934	18.9%

Gross profit from our Fenjiu liquor wholesale business increased by RMB13,779,665 or 26.6% for the nine months ended March 31, 2019, as compared to the same period of 2018. The Company increased sales volume of our products primarily due to the contribution of our brand identity. The overall gross profit contribution percentage of Fenjiu liquor wholesale business was so stable that 74.7% was recorded for the nine months ended March 31, 2019, as comparted to 72.9% for the same period of 2018.

Gross profit from our imported wine wholesale business decreased by RMB2,392,731 or 28.3% for the nine months ended March 31, 2019, as compared to the same period of 2018. The gross profit contribution percentage of imported wine wholesale business was 73.0% for the nine months ended March 31, 2019, as compared to 69.2%. for the same period of 2018. The increase represents that the Company adopted its strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins.

Selling and Distribution Expenses

For the nine months ended March 31, 2019, our selling and distribution expenses were RMB3,020,324, representing a decrease of RMB317,719, or 9.5%, as compared to the same period of 2018. The decrease was primarily due to freight expense and packaging cost during the nine months ended March 31, 2019, as compared to the same period of 2018.

Administrative Expense

For the nine months ended March 31, 2019, our administrative expenses were RMB6,159,429, representing an increase of RMB2,473,367 or 67.1%, as compared to the same period of 2018. The increase was primarily due to salaries, foreign exchange differences and professional fees for share exchange of Reliant Galaxy International Limited.

Other Income

For the nine months ended March 31, 2019, our other income was RMB90,807, representing a decrease of RMB40,640 or 30.9%, as compared to the same period of 2018. The decrease was primarily due to the decreased write-back of other receivables.

Interest and Other Financial Charges

For the nine months ended March 31, 2019, our interest and other financial charges were RMB41,238 as compared to interest and other financial charges of RMB1,768,720 in the same period of 2018. The decrease in interest and other financial charges was primarily due to decreased bank borrowings.

Income Taxes

For the nine months ended March 31, 2019 and 2018, our income taxes increased by RMB3,400,101 or 26.9% to RMB16,024,012 for the nine months ended March 31, 2019 from RMB12,623,911 for the nine months ended March 31, 2018. The increase in the income taxes was primarily due to increased taxable income and higher tax disallowable expenses for the period indicated.

Liquidity and Capital Resources

Operating Activities

Operating activities generated RMB28,889,057 and RMB44,657,519 of cash in the nine months of 2019 and 2018, respectively. The decrease of RMB15,768,462 in 2019 was primarily a result of change in net operating assets in 2019 when compared with 2018.

Activity from trade receivables included a net decrease of RMB33,352,881 compared to a net decrease of RMB1,228,086 for the nine months ended 31 March 2019 and 2018, respectively.

Activity from deposits, prepayments and other receivables included a net increase of RMB11,945,528 compared to a net increase of RMB17,736,741 for the nine months ended 31 March 2019 and 2018, respectively.

Activity from receipts in advance, accruals and other payables included a net increase of RMB743,376 compared to a net decrease of RMB8,114,271 for the nine months ended 31 March 2019 and 2018, respectively.

Activity from current tax liabilities included a net increase of RMB2,598,923 compared to a net decrease of RMB2,148,514 for the nine months ended 31 March 2019 and 2018, respectively.

Investing Activities

Investing activities used RMB250,000 and RMB407,687 for the nine months ended 31 March 2019 and 2018, respectively.

Cash of RMB250,000 used for investing activities in 2019 was primarily related to the acquisition of the interest in an associate.

Cash of RMB407,687 used for investing activities in 2018 was primarily related to the payments for acquisition of property, plant, and equipment.

Financing Activities

Financing activities provided RMB2,250,000 for the nine months ended 31 March 2019 and used RMB27,000,000 for the first nine months ended 31 March 2018.

Cash of RMB2,250,000 provided in 2019 were primarily related to net proceeds of bank borrowings.

Cash of RMB27,000,000 used in 2018 were primarily related to net repayment of bank borrowings.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1*	Initial Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.1 filed with the SEC on November 18, 1999)

3.2*	Articles of Amendment to the Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

3.3*	By-Laws (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**	Filed herewith
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: May 15, 2019	/s/ Peng Yang
Peng Yang
President, Secretary and Director
(Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)