Form 10-K
period 2019-06-30
ORANCO INC
filed 2019-09-04
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $59,896,802.

As of September 3, 2019, there were 41,948,748 shares of the registrant’s common stock issued and outstanding.

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Background

We are engaged in marketing self-owned brand and wholesaling of spirits and wines in China through our operating subsidiary, Fenyang Huanxin Wine Industry Development Co., Ltd. (“Huaxin”) and Fujian Jin’ou Trading Co., Ltd. (“Jin’ou”). We maintain our principal executive offices at One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006, United States. Our telephone number is (646) 759-3614.

We run a growing alcohol marketing self-owned brand and wholesale business guided by a core purpose: to promote premium alcoholic beverages to China’s population. We currently focus our business on the sale of Chinese Fenjiu liquor and imported wines. We aim to achieve this purpose by catering to the ever-evolving customer tastes in alcohols through our creative marketing strategies and innovative product designs that target different age groups of China’s population. To that end, we have hired marketing talents who have decades of experience in effective alcohol brand building. As a result, we believe we have managed to respond to the demand for Chinese Fenjiu liquor and imported wines in the Chinese marketplace.

We believe that Fenjiu liquor presents great business opportunities for us to utilize creative product designs and marketing strategies to attract Chinese consumers. Collaborating with Fenjiu Group, the sole producer of Fenjiu liquor in China, we have been focusing on product design to convey a modern feel to our Fenjiu products while maintaining Fenjiu liquor’s historical elegance. We believe our designer packaging, symbolized by its bright coloring and prominently fat-bellied jars, stands out from those of our competitors. With creative designs and stylized names, our registered trademarks, such as Dagangjiu (translated as “Big Jar Liquor”), are effective in capturing the attention of Chinese consumers, young and old.

Established in October 2016, we believe our imported wine distribution business has high growth potential as evidenced from the market prices of the imported wines from Spain and New Zealand, the two countries where we import most of our wine products from, in the current Chinese market. A great majority of our competitors have priced their 750mL bottles of wine imported from Spain and New Zealand well above RMB 200. This price falls within the premium range in the general Chinese wine market. Within the general Chinese wine market, the premium range enjoyed the highest year-on-year growth compared to other price tiers of wine in 2018. This pricing trend for premium wines is applicable to imported wines from Spain and New Zealand, which we believe will benefit our growth in 2019. Accordingly, our strategy is to continue pricing our imported wine products within the premium range levels to generate higher margins. Though marketing and branding are still integral parts of the wine business in China, wine sales are highly driven by the origin of the wines. Since Spain and New Zealand are considered prime origins for wine productions, we believe that our imported wine products will continue to attract the attention of Chinese consumers and promote the sustainable growth of our imported wine business.

We believe that effective marketing strategies and creative product designs are two major contributing factors to our success. To improve and maintain the effectiveness of our marketing strategies, we have established integrated and collaborative processes to drive coordinated operations across our marketing efforts and sales. Our marketing strategies enable us to promote multiple sales concepts across two major alcohol categories, effectively attracting different age and cultural groups of the Chinese population. Our marketing plans are tailored to meet the evolving taste and demands of Chinese consumers. As a result, we believe that the Company’s innovative and highly-customized designs draw considerable public attention, which in turns is a contributing factor to the volume of our sales.

For the fiscal year ended June 30, 2019, we generated revenue of approximately 97% from Fenjiu liquor wholesale and approximately 3% from imported wine wholesale. For the year ended June 30, 2018, we generated revenue of approximately 84.9% from Fenjiu liquor wholesale and approximately 15.1% from imported wine wholesale. We have not experienced any seasonality in our business.

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

Chinese government officials had a long history of using high-end liquors at reception events. However, in 2012, the Chinese governments implemented policies designed to control and limit spending on “the three public consumptions”, namely overseas travel, receptions, and use of government vehicles. Ripples of this anti-corruption campaign are felt beyond the high-end liquor industry, in sectors that heavily rely on China’s gifting culture and the lavish lifestyle of the privileged for growth. This extensive restructuring of Chinese liquor market caused by the anti-corruption campaign from Chinese government lasted for several years. As a result, the overall spending on high-end liquor market in China was limited and the sales volumes of Chinese high-end liquor has remained relatively flat until 2016. Nowadays, the structure of Chinese liquor market is stable again and has a steady growth supported by constant economic growth in China. Chinese consumers are expected to spend more on purchasing high-end liquors led by their increasing purchasing power.

Fenjiu Group and its subsidiaries are the sole suppliers of Fenjiu liquor in China. Fenjiu liquor has a relatively long history and is one of the world-famous Chinese liquor brands. Due to the Chinese government’s implementation of policies meant to control and limit spending on “the three public consumptions”, sales revenue in the Fenjiu liquor market have followed a downward trend since 2012. However, with increasing per capita incomes and rising demand for mid-to-high-range products, the Fenjiu liquor market started to rebound in 2015, the market has expanded in terms of sales revenue to reach RMB5,117.9 million in 2016. Shanxi Province is the main market of Fenjiu liquor. Approximately 55% of Fenjiu liquor sales revenue was achieved in Shanxi in 2016. It is expected that the sales revenue of Fenjiu liquor will reach a further RMB10,532.0 million in China by 2022, increasing at a CAGR of 12.8% between 2016 and 2022.

According to the CIC report, at the end of 2016, the total number of Fenjiu liquor distributors reached 987 in China. The Fenjiu liquor distribution market is highly competitive with no single distributor occupying a major share of the market.

There are relatively high entry barriers for new competitors in the Fenjiu liquor distribution market. First, it is important for new entrants to get an authorization from Fenjiu Group, which is the sole provider of Fenjiu liquor products in China, to distribute Fenjiu Group’s products. Fenjiu Group started placing stricter requirements on its distributors, including, for example, new sales target, proven experience in the industry, past cooperation with Fenjiu Group. Thus, it has become increasingly difficult for new players to enter the market. Fenjiu liquor enjoys widespread popularity in and around Shanxi Province, with markets in other parts of China being significantly smaller. It is therefore important for new entrants to have a pre-existing distribution network in certain regions of China in order to be successful. It remains risky for new entrants to enter into new areas where Fenjiu liquor is not yet fully established and where the distribution market is already saturated. Distributors range from mom-and-pop stores in Shanxi Province to larger companies with years of experience in the Fenjiu liquor industry, each competing for a fair share of the market. Intense competition arises between distributors within the same region, selling the same or different Fenjiu brands. Fenjiu liquor includes a variety of products, differing in terms of ABV, vintage, recipe, etc. Although there are no dominant varieties in the market, some are preferred by end consumers more than others. However, almost all of these popular varieties have already been taken up by exclusive distributors. Thus, new entrants might find it difficult to source popular products directly from Fenjiu Group or will be left to source them from existing distributors, which entails lower profit margins.

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

Our Strengths

Although we operate in a highly competitive industry, we believe that the following factors provide us with the competitive advantages in the marketplace that could differentiate us from our potential competitors:

Our Company has a high brand recognition in the Chinese Fenjiu liquor market

Our Fenjiu liquor is sold under the “Dagangjiu” brand and is one of the Chinese Fenjiu liquor market’s most popular brands. We have leveraged our business relationship with Fenjiu Group and relied on Fenjiu Group’s international fame to become one of the leading brands in international alcohol festivals. We believe that our brand’s strong recognition reinforces our existing customer goodwill in Shanxi province and beyond, providing us with a competitive advantage.

Our Marketing Team’s Extensive Experience and Superior Reputation in our Industry

We believe that our competitors’ marketing team cannot match our marketing experts’ extensive industry experience and their superior reputation. To some degree, our commercial campaigns are well accepted by consumer trends and resonate with potential liquor distribution partners.

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

A Flexible Business Model

Our current business model is flexible. It can be adjusted to different products we sell and producers we sign cooperative agreements with. While operating a mix of marketing campaigns and business concepts under our own registered trademarks “Dagangjiu” and “Dagang Jiufang”, we entrust our liquor inventory to reputed large-scale producers. Currently, we are in a strategic partnership with Fenjiu Group.

Our current business strategy emphasizes on the marketing, packaging and distribution of Fenjiu liquor and imported wines. However, should we decide to change our business strategy catering to other popular liquor products such as Luzhou-flavor liquor and Maotai-flavor liquor, we can quickly adjust our marketing strategy and product packaging to meet customers’ evolving needs and preferences. Since our brand is well recognized and our current business model is based on flexible dealership, we can adjust our strategic partnerships to address new product preferences while maintaining our accumulated goodwill. This approach enables us to update marketing concepts and product mix at any time and allows us to be flexible in our marketing approach.

This flexible business model has contributed to the resilience of our business performance.

Service-driven and Cohesive Management Team

Our talented and dedicated senior management team has guided our organization through its expansion and, we believe, positioned us for continued growth. Additionally, our management team possesses extensive experience across a broad range of disciplines, including Chinese liquor marketing, sales, E-Commerce, finance, franchising and business management. Our management team embraces our core purpose to “promote premium alcoholic beverages to the Chinese population of all ages”. They are the promotors of our passionate and customer-oriented business culture, which is shared by our employees throughout our company. We believe our management team is service-driven and cohesive, focusing on the Company’s long-term business growth.

Our Business Ecosystem

We help connect a large number of business partners and distributors through our vast alcoholic beverage business network, creating business value for all participants in the ecosystem. The diagrams below illustrate the interactions amongst key participants in the ecosystem:

For our imported wine wholesale business, we serve as the exclusive distributor and we are authorized to customize and rebrand alcoholic beverages produced by upstream manufacturers.

For our Fenjiu Liquor Wholesale and marketer business, we serve as a distributor and we are authorized to customize and rebrand alcoholic beverages produced by upstream manufacturers.

We are a diligent promoter of our own branded alcoholic beverages. We believe our unique brand names are crucial to our market success. We cherish our relationship with our highly experienced and qualified distributors, who are our key business partners who bring our brand named products to Chinese markets. We have adopted a business policy very favorable to these distributors to encourage them in reaching more customers in undeveloped markets with our own brand named products. For new qualified distributors, our sales department will help them develop sales strategies and explore potential sales opportunities. In addition, we hold free tasting sessions for distributors’ customers and explore investment opportunities to help our distributors achieve profitability as soon as possible.

Our own brand name series products:

Dagangjiu Series (translated as “Big Jar Liquor series ”) Products

Our customers choose our Dagangjiu series products for various purposes, such as personal enjoyment, gifts for loved ones, and premium alcohol for special occasions and festivities. We believe that our Dagangjiu series products enjoy consider goodwill in Shanxi province and beyond.

New Zealand Imported Wine Series

Our upstream business partners specializing in wine production are located at maritime and cool climate regions in New Zealand, which is famous for its Marlborough Sauvignon Blanc and Pinot Noir.

Our Waipara Springs series products and Bascand Estate series products are easy-drinking, medium-bodied Pinot Noir wines with succulent berry fruit flavors and elegant citrus finish. They also have aromas of raspberries and blackberries with hints of red cherries and cedar wood, which are further underpinned by leather notes.

Principal Products

For the year ended June 30, 2019, we generated revenue of approximately 97% from Fenjiu liquor wholesale and approximately 3% from imported wine wholesale. For the year ended June 30, 2018, we generated revenue of approximately 84.9% from Fenjiu liquor wholesale and approximately 15.1% from imported wine wholesale. We have not experienced any seasonality in our business.

Fenjiu Liquor Wholesale and marketer

For our Fenjiu Liquor Wholesale and marketer business, we secure our strategic partnerships with dealers based on our market survey data, market positioning data, sales channels data, sales capabilities data and sales potential evaluation. We further evaluate dealers according to their geographical and administrative areas and categorize them into provincial, municipal and county agents. We establish cooperative relationships and strategic sales partnerships amongst dealers at different levels to further facilitate the sales of our products. We sale our Fenjiu liquor products directly to these dealers.

For our Fenjiu Liquor Wholesale and marketer business, we pay special attention to dealers with direct business access to retail stores and outlets. We sell our Fenjiu products with simple and bulk packaging to these dealers. The idea is to achieve larger profit margins through removing high-end designs and packaging, thus ensuring a relatively low price of our Fenjiu liquor products. Through this approach, we believe we can reach a greater number of Chinese customers who are attracted by the cost-effectiveness of our simple and bulk packaging products. We sell our simple and bulk packaging products to our targeted dealers who then directly resell these products to local retail stores and outlets.

Revenue generated from our Fenjiu Liquor Wholesale and marketer business accounted for 97% and 84.9%, respectively, of the total revenue derived from our general business in fiscal year 2019 and 2018.

Imported Wine Wholesale

For our imported wine wholesale business, we secure our strategic partnerships with dealers based on our market survey data, market positioning data, sales channels data, sales capabilities data and sales potential evaluation. We further evaluate dealers according to their geographical and administrative areas and categorize them into provincial, municipal and county agents. We establish cooperative relationships and strategic sales partnerships amongst dealers at different levels to further facilitate the sales of our products. We wholesale our imported wines directly to these dealers.

Revenue generated from our imported wine wholesale business accounted for 3% and 15.1%, respectively, of the total revenue derived from our general business in fiscal year 2019 and 2018.

Competition

There is intense competition in the Chinese liquor market. As a result, customers face a tremendous number of choices when deciding which brand or product to choose from.

As of June 30, 2019, Fenjiu Group has nearly 1,000 multi-layered distributors that often serve as Fenjiu brand co-builders. Although the Fenjiu Group is now widely known as the only producer of Fenjiu throughout the market, intense competition in the wholesale market remains since Fenjiu liquor distributors will continue working to co-build and enhance their respective brand image alongside Fenjiu Group to capture market shares from their competitors. Distributors range from mom-and-pop stores in Shanxi Province to larger companies with years of experience in the Fenjiu liquor industry, each competing for a fair share of the market. Competition can be even more intense amongst the distributors within the same region.

The Chinese wine market is also very competitive. Our competitors such as wine producers, distributors or retailers conduct various marketing activities and pricing strategies in an effort to keep their market shares, which directly impact our sales, revenues, and profitability. We follow the market trend closely and adjust our own advertising, promotion, pricing and sourcing strategies accordingly. In addition, competitors in the Chinese wine market compete against us for regaining highly qualified marketing personnel and staff members.

In response to the intense competition in the Chinese liquor and wine markets, we have implemented a number of initiatives designed to expand our revenues. Our revenue enhancement initiatives include expanding our marketing efforts, developing new products, and working with start-up companies and bulk-sale customers directly to decrease our marketing costs.

Regulations

PRC Laws and Regulations on Alcohol Wholesale

Huaxin is in the alcohol wholesale business, including Fenjiu liquor wholesale and imported wine wholesale, in China. Huaxin is subject to various existing and probable governmental regulations on its alcohol wholesale business.

According to the Regulations on Administration of Liquor of Shanxi Province which came into effect on January 1, 2000, entities or individuals who engage in liquor wholesale in Shanxi Province shall apply for Liquor Wholesale License. Huaxin has obtained the Liquor Wholesale License and such license will expire on December 31, 2021. Jinqiang has also obtained the Liquor Wholesale License and such license will expire on December 31, 2019. Also, Huaxin and Jinqiang are required to obtain the Food Operation License pursuant to the Administrative Measures for Food Operation Licensing which came into effect on November 17, 2017. Huaxin has obtained Food Operation License and such license will expire on August 31, 2022. Jinqiang has obtained Food Operation License and such license will expire on December 22, 2021. Nevertheless, Huaxin and Jinqiang may be subject to penalties by PRC regulatory authorities if the Liquor Wholesale License and Food Operation License is not timely renewed after expiration.

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

PRC Laws and Regulations on Environmental Protection

The Ministry of Ecology and Environment is responsible for the uniform supervision and control of environmental protection in the PRC. It formulates national environmental quality and discharge standards and monitors the PRC’s environmental system. Ecology and Environment bureaus at the county level and above are responsible for environmental protection within their areas of jurisdiction.

Pursuant to the Law on Environmental Impact Evaluation of the PRC promulgated on October 28, 2002 and effective from September 1, 2003, manufacturers must prepare and file an environmental impact report setting forth the impact that the proposed construction project may have on the environment and the measures to prevent or mitigate the impact for approval by the relevant PRC government authority prior to commencement of construction of the relevant project.

Pursuant to the Environmental Protection Law of the PRC, or the Environmental Protection Law, promulgated on and effective from December 26, 1989, the environmental protection department of the State Council is in charge of promulgating national standards for environmental protection. The Environmental Protection Law requires any facility that produces pollutants or other hazards to incorporate environmental protection measures in its operations and establish an environmental protection responsibility system. Any entity that discharges pollution must obtain the Pollution Discharging License from the relevant environmental protection authority. Remedial measures for breaches of the Environmental Protection Law include a warning, payment of damages or imposition of a fine. Criminal liability may be imposed for a material violation of environmental laws and regulations that causes loss of property, personal injuries or death.

Huaxin and its subsidiaries are not manufacturing, assembling or processing companies, thus are not subject to the PRC laws and regulations on environmental protection.

PRC Laws and Regulations on Intellectual Property Rights

Regulations on Trademarks

The Trademark Law of the PRC was adopted at the 24th meeting of the SCNPC on August 23, 1982. Three amendments were made on February 22, 1993, October 27, 2001 and August 30, 2013. The last amendment was implemented on May 1, 2014. The Regulations on the Implementation of the Trademark Law of the PRC were promulgated by the State Council of the People’s Republic of China on August 3, 2002, which took effect on September 15, 2002. It was revised on April 29, 2014 and became effective as of May 1, 2014. According to the Trademark Law and the implementing regulations, a trademark which has been approved and registered by the trademark office is a registered trademark, including a trademark of goods, services, collective trademark and certification trademark. The trademark registrant shall enjoy the exclusive right to use the trademark and shall be protected by law. The trademark law also specifies the scope of registered trademarks, procedures for registration of trademarks and the rights and obligations of trademark owners. We are currently holding 5 registered trademarks in China and enjoy the corresponding rights.

Regulations on Patents

Pursuant to the Patent Law of the PRC, or the Patent Law, promulgated by the SCNPC on March 12, 1984, as latest amended on December 27, 2008, and effective from October 1, 2009 and the Implementation Rules of the Patent Law of the PRC, promulgated by the State Council on June 15, 2001 and latest amended on January 9, 2010, there are three types of patent in the PRC: invention patent, utility model patent and design patent. The protection period is 20 years for invention patent and 10 years for utility model patent and design patent, commencing from their respective application dates. Any individual or entity that utilizes a patent or conducts any other activity in infringement of a patent without prior authorization of the patentee shall pay compensation to the patentee and is subject to a fine imposed by relevant administrative authorities and, if constituting a crime, shall be held criminally liable in accordance with the law. In the event that a patent is owned by two or more co-owners without an agreement regarding the distribution of revenue generated from the exploitation of any co-owner of the patent, such revenue shall be distributed among all the co-owners.

Existing patents can become narrowed, invalid or unenforceable due to a variety of grounds, including lack of novelty, creativity, and deficiencies in patent application. In China, a patent must have novelty, creativity and practical applicability. Under the Patent Law, novelty means that before a patent application is filed, no identical invention or utility model has been publicly disclosed in any publication in China or overseas or has been publicly used or made known to the public by any other means, whether in or outside of China, nor has any other person filed with the patent authority an application that describes an identical invention or utility model and is recorded in patent application documents or patent documents published after the filing date. Creativity means that, compared with existing technology, an invention has prominent substantial features and represents notable progress, and a utility model has substantial features and represents any progress. Practical applicability means an invention or utility model can be manufactured or used and may produce positive results. Patents in China are filed with the State Intellectual Property Office, or SIPO. Normally, the SIPO publishes an application for an invention patent within 18 months after the filing date, which may be shortened at the request of applicant. The applicant must apply to the SIPO for a substantive examination within 3 years from the date of application.

As of the date of this annual report on Form 10-K, we had obtained two patents for liquor-making devices that can change proofs of various liquors, both of which were registered in 2015. Our issued PRC patents will expire in 2025.

Regulations on Domain Names

The Ministry of Industry and Information Technology of the PRC, or the MIIT, promulgated the Measures on Administration of Internet Domain Names, or the Domain Name Measures, on August 24, 2017, which took effect on November 1, 2017 and replaced the Administrative Measures on China Internet Domain Name promulgated by the MIIT on November 5, 2004. According to the Domain Name Measures, the MIIT is in charge of the administration of PRC internet domain names. The domain name registration follows a first-to-file principle. Applicants for registration of domain names shall provide true, accurate and complete information of their identities to domain name registration service institutions. The applicant will become the holder of such domain names upon completion of the registration procedure.

As of the date of this annual report on Form 10-K, we do not have any domain name used for providing non-commercial internet-based information services.

PRC Laws and Regulations on Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

As of the date of this annual report on Form 10-K, all of our beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

●	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

●	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

●	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

●	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

Our PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

PRC Laws and Regulations on Taxation

Enterprise Income Tax

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”) was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Huaxin and its subsidiary company have entered into written employment contracts with all the employees and performed their obligations under the relevant PRC laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Huaxin has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. Huaxin may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Huaxin’s subsidiaries have deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Huaxin and its subsidiaries have not registered at the designated administrative centers and opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Huaxin and its subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than 10,000 yuan nor more than 50,000 yuan. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

Customers

Our customers are downstream distributors. We rely upon several of our large customers from whom we generated substantial revenue each year, and the composition of our largest customers has changed from year to year. For the year ended June 30, 2019, five of our customers accounted for 13%, 12%, 12%, 11% and 10% of Huaxin’s revenue, respectively. For the year ended June 30, 2018, five of our customers, Beijing Huaxin Rongfa Trading Co., Ltd., Fuqing Jing Hong Trading Co., Ltd., Shanghai Baiwang Trading Co., Ltd., New Venus Trade (Fujian) Group Co., Ltd. and Shanxi Moneng Trading Co., Ltd. represented approximately 16.3%, 16.2%, 11.5%, 11.2% and 10.6% of Huaxin’s revenue, respectively. Huaxin currently engages its major customers with purchase agreements negotiated on an arm’s length basis. These purchase agreements customarily cover a one-year period and contain material subsections such as targeted customers’ selling goals, representation and warranties of the customers, rights and responsibility of the customers, pricing adjustment, logistics and shipping, payment methods, downstream management and dispute resolutions. While we believe that one or more of our major customers could account for a significant portion of our sales for at least the year 2019, we anticipate that our customer’s base will continue to expand and that in the future we will be less dependent on major customers.

Suppliers

We primarily rely upon a few main suppliers from whom we purchase materials each year. For the year ended June 30, 2019, three of our suppliers accounted for 52%, 21%, and 13% of our total supply purchases. For the year ended June 30, 2018, five of our suppliers, Shanxi Xinghuacun Liquor Group Wine Industry Development Zone Sales Co., Ltd., Fuzhou Tongshunda Trading Co., Ltd., Fenyang Xinghua Haokoufu Wine Industry Flagship Store, Shanxi Yuanquan Drinking Co., Ltd. and Shanxi Xinjin Merchants Wine Group Co., Ltd., accounted for 41%, 17%, 10%, 8% and 8% of our total supply purchases. All supplier contracts with large suppliers were entered from year to year on an arm’s length basis.

In general, we enter into procurement agreements in the ordinary course of business with our suppliers, pursuant to a form of supply order typically on a “deal by deal” basis. However, we have a strategic partnership with Fenjiu Group. Most recently, we entered into a partnership agreement with Fenjiu Group on June 30, 2017, pursuant to which Fenjiu Group has agreed to supply us with $4,379,850 worth of Fenjiu liquor during a three-year period from June 30, 2017 to June 29, 2020. We agreed to buy $4,379,850 worth of Fenjiu liquor using our best effort pursuant to this strategic partnership agreement, he underwriter has no obligation or commitment to purchase any securities. If the contract is renewed, the two parties must agree on the terms of contract cooperation for the next year before June 29 of each year and sign a cooperation contract for the next year. The foregoing description of the strategic agreement and the terms and conditions of such agreement is qualified in their entirety by the complete text of the strategic agreement, which is filed as Exhibit 10.2 (the “Partnership Agreement”) to the Form S-1 with SEC on July 3, 2019 and is incorporated herein by reference.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. We do not rely on third-party licenses of intellectual property for use in our business.

As of the date of this annual report on Form 10-K, we had obtained two patents for liquor-making devices that can change proofs of various liquors, both of which were registered in 2015. Our issued PRC patents will expire in 2025. As of the date of this annual report on Form 10-K, we had registered 10 trademarks and had submitted 11 additional trademark applications. Our registered PRC trademarks will expire between 2024 and 2028 but can be renewed before the trademarks’ respective expiration date. As of the date of this annual report on Form 10-K, we do not have any registered domain names.

In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, such as the use of confidentiality agreement with our employees.

Employees

As of the date of this annual report on Form 10-K, we had 60 employees throughout our operations in 4 offices and 3 warehouses. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees
Management	13
Financial Department	9
Sales and Marketing Department	35
Inventory Department	3
Total	60

As of September 3, 2019, our employees were located in  the United States, Hong Kong, Fuqing city of Fujian Province and Fenyang City of Shanxi Province, China.

As required by PRC laws and regulations, we participate in various employee social security plans that are organized by municipal and provincial governments, including housing, pension, medical insurance and unemployment insurance programs. We are required under Chinese law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes.

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

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our Company is heavily dependent on its strategic partnership with Fenjiu Group, which is the sole producer of Chinese Fenjiu liquor in China. Any disruptions in our relationship with Fenjiu Group may have an adverse effect on our profitability and operating results.

Our business model focuses on the sale and distribution of Chinese Fenjiu liquor. Revenue generated from our Fenjiu Liquor Wholesale and marketer business accounted for 97% and 84.9%, respectively, of the total revenue derived from our general business in fiscal year 2019 and 2018. We rely on Fenjiu Group to provide and deliver our Fenjiu product inventory on a continuous basis. We could suffer significant losses in the event of the loss of our strategic partnership with Fenjiu Group due to our inability to renew our partnership agreement, disruption of Fenjiu Group’s distribution network, damage to Fenjiu Group’s reputation or other occurrences that are beyond our control.

Any harm to the reputation of our Fenjiu liquor producer, Fenjiu Group, may materially and adversely affect our business and results of operations.

The success of our business depends heavily upon the reputation of Fenjiu Group since a large majority of our revenue comes from our Fenjiu Liquor Wholesale and marketer business. We believe that the recognition and reputation of Fenjiu Group among our customers, distributors, and dealers have contributed significantly to the growth and success of our business. Maintaining and enhancing the recognition and reputation of Fenjiu Group are critical to our business and market position. Any harm to the reputation of Fenjiu Group may materially and adversely affect our business and results of operations.

We face intense competition, and if we fail to compete effectively, we may lose market share and customers.

The Chinese alcohol distribution and retail markets that we are in are highly competitive. We face competition from long-established traditional Chinese alcohol distributors and retailers as well as new companies which rely on modern technology such as E-commerce platforms. China’s alcohol industry is growing and changing rapidly. Our current or future competitors may have longer operating histories, greater brand recognition, better supplier relationships, larger customer bases, more cost-effective fulfillment capabilities or greater financial, technical or marketing resources than we do. Competitors may leverage their brand recognition, experience and resources to compete with us in a variety of ways, including investing more heavily in research and development and making acquisitions for the expansion of their products and services. Some of our competitors may be able to secure more favorable terms from suppliers, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory policies and devote substantially more resources to their website and system development than us. Increased competition may reduce our profitability, market share, customer base and brand recognition. There can be no assurance that we will be able to compete successfully against current or future competitors, and such competitive pressures may have a material and adverse effect on our business, financial condition and results of operations.

Our limited operating history makes it difficult to evaluate our business and prospects.

We commenced our Fenjiu liquor distribution business in 2014 and our imported wine distribution business in October 2016. Thus, we have a limited operating history. Since our inception, we have experienced consistent growth in our business. Our total net revenues increased by 2.5% from RMB 101,759,660 in 2018 to RMB 104,270,083 in 2019. And our total net revenues increased by 11.6% from RMB 91,144,666 in 2017 to RMB 101,759,660 in 2018. However, our historical growth rate may not be indicative of our future performance. We cannot assure you that we will be able to achieve similar results or grow at the same rate as we did in the past. Growth may slow and net revenues or net income may decline for a number of possible reasons, some of which are beyond our control, including decreasing consumer spending, increasing competition, slowing growth of our overall market, fulfillment bottlenecks, emergence of alternative business models, changes in government policies or general economic conditions. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in rapidly evolving markets may be exposed. You should consider our prospects in light of the risks and uncertainties that fast-growing companies with a limited operating history may encounter.

If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

Business expansion has placed, and continues to place, significant strain on our management and resources. To accommodate our growth, we anticipate that we will need to implement a variety of new and upgraded operational management systems, procedures and controls, including the improvement of our accounting and other internal management systems. We will also need to continue to expand, train, manage and motivate our workforce and manage our relationships with our distributors, dealers and supplier. As we selectively increase our product and service offerings, we will need to work with different groups of new distributors, dealers and other suppliers efficiently and establish and maintain mutually beneficial relationships with our existing distributors, dealers and supplier. All of these endeavors involve risks, and will require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects.

Our future expansion into new product categories may expose us to new challenges and more risks.

Since our inception, we primarily focused on the Chinese Fenjiu liquor market. However, we have started imported wine distribution in October 2016. We plan to expand the product offerings to include selected categories of other alcohol products such as Luzhou-flavor liquor and Maotai-flavor liquor. Expansion into new product categories involve new risks and challenges. Our lack of relevant customer data relating to these products may make it more difficult for us to keep pace with the evolving customer demands and preferences.

We have limited experience and operating history in our future product categories and related marketplace services such as sample tasting and custom bottle making, which makes predicting our future results of operations more difficult than it otherwise would be. Therefore, our past results of operations should not be taken as indicative of our future performance. If we cannot successfully address new challenges and compete effectively, we may not be able to recover costs of our investments and eventually achieve profitability, and our future results of operations and growth prospects may be materially and adversely affected.

If counterfeit products are sold under our brand names and trademarks, our reputation and financial results could be materially and adversely affected.

Third-party merchants and dealers are separately responsible for sourcing counterfeit products that are sold under our brand names and trademarks. Although we have adopted measures to help consumers verify the authenticity of products sold on the general Chinese market and to remove any counterfeit products found by us, these measures may not always be successful. Counterfeit products may be defective or inferior in quality as compared to authentic products and may pose safety and health risks to our customers. If our customers are injured by counterfeit products sold under our brand names and trademarks, we may be subject to lawsuits, severe administrative penalties and criminal liability. We believe our brand and reputation are extremely important to our success and our competitive position. The discovery of counterfeit products sold under our brand names and trademarks may severally damage our reputation and cause customers to refrain from making future purchases from us, which would materially and adversely affect our business operations and financial results.

If we are unable to offer premium products and services at attractive prices to meet customer needs and preferences, our business, financial condition and results of operations may be materially and adversely affected.

Our future growth depends on our ability to continue attracting new customers and increasing the spending level of our existing customers. Constantly changing consumer preferences have affected and will continue to affect the general Chinese alcohol market. We must stay abreast of emerging lifestyle and consumer preferences and anticipate product and services trends that will appeal to existing and potential customers. Our customers choose to purchase quality products or services from us due in part to the attractive prices and premium services that we offer, and they may choose to shop elsewhere if we cannot match the prices, products or services offered by our competitors. If our customers cannot find their desired products or services within our portfolio, they may lose interest in us and stop buying our products or using our services, which in turn may materially and adversely affect our business, financial condition and results of operations.

We rely on the Fenjiu liquor product marketing and distribution for a substantial portion of our net revenues.

Since our inception, we have been relying on Fenjiu liquor product marketing and distribution for a substantial portion of our net revenues. We expect that this business segment to continue representing a substantial portion of our total net revenues in the near future. We have increased our offerings to include other product categories in 2017, mainly through the imported wine marketing and distribution; we also have plan to expand our product offerings in the future to include other popular Chinese liquors such as Luzhou-flavor liquor and Maotai-flavor liquor. However, our sales of these new products may not increase to a level that would substantially reduce our dependence on Fenjiu liquor product marketing and distribution business. Any event that results in a reduction in our branded Fenjiu liquor products or short-term lodging and hospitality services could materially and adversely affect our ability to maintain or increase our current level of net revenue and business prospects.

If we fail to manage and expand our relationships with distributors, dealers or suppliers, or otherwise fail to source products or services at favorable terms, our business and growth prospects may suffer.

We worked with approximately 111 distributors and they have over 1,000 sale points over China in 2018 and 2017. In 2018, our major suppliers are 11 in Fenjiu liquor and 2 for imported wines. In 2017, our major suppliers are 6 in Fenjiu liquor and 2 for imported wines. Maintaining strong relationships with these distributors, dealers and suppliers is important to the growth of our business.

In particular, we depend significantly on our ability to attract reputable liquor and wine suppliers to offer their products or services on commercially attractive terms and to procure products from suppliers on favorable pricing terms. However, some of our agreements for imported wines do not ensure the long-term availability of products or the continuation of particular pricing practices or payment terms beyond the end of the contractual terms. Even if we maintain good relationships with our distributors, dealers and suppliers, they may be unable to remain in business due to economic conditions, labor actions, regulatory or legal decisions, natural disasters or other causes. In the event that we are not able to source products or services at favorable prices, our net revenues and gross profit as a percentage of net revenues may be materially and adversely affected.

In addition, if our suppliers cease to provide us with favorable payment terms, our requirements for working capital may increase and our operations may be materially and adversely affected. We will also need to develop relationships with new suppliers to ensure that we have access to a steady supply of products on favorable commercial terms or to offer sufficient products and services at acceptable prices sought by our customers. Any negative developments in our relationships with distributors, dealers and suppliers could materially and adversely affect our business and growth prospects. If we fail to attract new distributors or dealers to sell our products, or new suppliers to sell their products to us due to any reason, our business and growth prospects may be materially and adversely affected.

If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for and popularity of our products to make purchase decisions and to manage our inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our customers may not order products in the quantities that we expect. It may be difficult to accurately forecast demand, and determine appropriate product or component.

If we fail to manage our inventory effectively or negotiate favorable credit terms with suppliers, we may be subject to a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers in order to secure the right to return products to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our results of operations and financial condition.

Our business depends on the continued efforts of our management. If we lose their services or they are unable to work together effectively or efficiently, our business may be severely disrupted.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this annual report on Form 10-K. The management team of Huaxin has been working together since the inception of Huaxin. If they cannot work together effectively or efficiently, our business may be severely disrupted. If one or more of our executive officers were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all. Our business, financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain personnel. If any of our executive officers joins a competitor or forms a competing business, we may lose customers, suppliers, know-how and key professionals and staff members. Our executive officers have entered into employment agreements and confidentiality and non-competition agreements with us. However, if any dispute arises between our officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

If we are unable to recruit, train and retain qualified personnel or sufficient workforce while controlling our labor costs, our business may be materially and adversely affected.

We intend to hire additional qualified employees to support our business operations and planned expansion in product categories. Our future success depends, to a significant extent, on our ability to recruit, train and retain qualified personnel, particularly technical, fulfillment, marketing and other operational personnel with experience in the online retail industry. Our experienced mid-level managers are instrumental in implementing our business strategies, executing our business plans and supporting our business operations and growth. The effective operation of our managerial and operating systems, customer service center and other back office functions also depends on the hard work and quality performance of our management and employees. Since our industry is characterized by high demand and intense competition for talent and labor, we can provide no assurance that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives. Labor costs in China have increased with China’s economic development, particularly in the large cities where our facilities locate. Rising inflation in China, which has had a disproportionate impact on everyday essentials such as food, is also putting pressure on wages. In addition, as we are still a young company, our ability to train and integrate new employees into our operations may also be limited and may not meet the demand for our business growth on a timely fashion, or at all. If we are unable to attract, train and retain qualified personnel, our business may be materially and adversely affected.

Any lack of requisite approvals, licenses or permits applicable to our business or failure to comply with PRC laws and regulations may have a material and adverse impact on our business, financial condition and results of operations.

Our business is subject to governmental supervision and regulation by the relevant PRC governmental authorities, including the competent authorities of Ministry of Commerce and the China Food and Drug Administration. Together, these government authorities promulgate and enforce regulations that cover many aspects of the operation of retailing and distribution of food and nutritional supplements, including entry into these industries, the scope of permissible business activities, licenses and permits for various business activities, and foreign investment. We are required to hold a number of licenses and permits in connection with our business operation, including the Liquor Wholesale License and Food Operation License. We have in the past held and currently hold all licenses and permits described above.

As of the date of this annual report on Form 10-K, we have not received any notice of warning or been subject to penalties or other disciplinary action from the relevant governmental authorities regarding our conducting our business without the above mentioned approvals and permits. However, we cannot assure you that we will not be subject to any penalties in the future. As the alcohol wholesale and retail industry is still evolving in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those we currently have, and address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to our businesses. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material and adverse effect on our results of operations.

Failure to make adequate contributions to various employee benefits plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government-sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where our employees are based. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Huaxin has deposited social security premiums in full, and has opened a bank account and contributing housing provident funds as required. As for the social security premiums, Huaxin may be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities may impose a fine ranging from one to three times the amount of the amount in arrears. As for the housing provident fund, if Huaxin fails to go through the formalities to register or open the account within the prescribed time limit, a fine of not less than RMB10,000 nor more than RMB50,000 shall be imposed. If Huaxin fails to make the payment and deposit within the prescribed time limit, an application may be made to the people’s court for compulsory enforcement.

Failure to renew our current leases or locate desirable alternatives for our facilities could materially and adversely affect our business.

As of the date of this annual report on Form 10-K, we leased an aggregate of approximately 2600 square meters of properties for our offices used for communication and development, customer service and management and our operations in general. We may not be able to successfully extend or renew such leases upon expiration of the current term on commercially reasonable terms or at all, and may therefore be forced to relocate our affected operations. This could disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition and results of operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. As a result, even though we could extend or renew our leases, rental payments may significantly increase as a result of the high demand for the leased properties. In addition, we may not be able to locate desirable alternative sites for our facilities as our business continues to grow and such failure in relocating our affected operations could affect our business and operations.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our shares of Common Stock.

In connection with the audit of the consolidated financial statements as of and for the year ended June 30, 2019, PKF Littlejohn LLP founded that the Company had made improvement in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon an evaluation the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee, as well as the Company’s failure to engage sufficient resources in regards to our accounting and reporting obligations.

We have initiated remediation efforts focused on continue to make effort to strengthen our internal control over financial reporting and to specifically address the control deficiencies that led to our material weaknesses. These efforts include the following:

●	Required of the accounting personnel in the accounting department to take a minimum of 24 CPE credits annually with a focus on US GAAP and financial reporting standards. We also required the Chief Financial Officer to take a minimum of 40 CPE credits annually with a focus on US GAAP and financial reporting standards.

●	Implemented an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting;

●	An ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with the established policies and procedures are fully understood throughout the organization, and we plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and the compliance with those procedures and policies.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not remediate the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective disclosure controls and procedures or effective internal control over financial reporting. Additionally, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

As a public company, we will be required to maintain adequate internal control over financial reporting and to report any material weaknesses in our internal control over financial reporting. SEC Regulation S-K requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. Regulation S-K also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an emerging growth company. We do not expect our independent registered public accounting firm to attest to our management report on internal control over financial reporting while we are an emerging growth company.

We are in the process of evaluating our internal control over financial reporting required to comply with this obligation, and this process will be time consuming, costly and complicated. If we identify any additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Regulation S-K in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in our financial reports and the market price of our shares of Common Stock could be adversely affected.

We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends in part upon our intellectual property rights. We rely primarily on trademark, copyright, trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights over our products, procedures and services. Other persons could copy or otherwise obtain and use our intellectual properties without authorization, or create intellectual properties similar to ours independently. We may also pursue the registration of our domain names, trademarks, and service marks in other jurisdictions, including the United States. However, the intellectual property laws in China are not considered as strong as comparable laws in the United States or the European Union. We cannot assure you that we will be able to protect our proprietary rights. Further, our competitors may be able to independently develop similar intellectual property, duplicate our products and services or design around any intellectual property rights we hold. Further, our intellectual property rights may be subject to termination or expirations. The loss of intellectual property protections or the inability to timely regain intellectual property protections could harm our business and ability to compete.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We have not been in the past, but may be from time to time in the future, subject to legal proceedings and claims relating to the intellectual property rights of others. There may be third-party intellectual property that is infringed by our products, services or other aspects of our business. There could also be existing patents or other intellectual property rights of which we are not aware that our products may inadvertently infringe. We cannot assure you that holders of the relevant intellectual property rights purportedly relating to some aspect of our technology platform or business, if any such holders exist, would not seek to enforce such intellectual property rights against us in China, the United States or any other jurisdictions. In addition, we strive to closely monitor the products offered on our internet platform, and also require suppliers and third-party merchants to indemnify us for any losses we suffer or any costs that we incur in relation to the products we source from such suppliers or the products offered by such third-party merchants on our internet platform. However, we cannot be certain that these measures would be effective in completely preventing the infringement of trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. Further, the application and interpretation of China’s intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how or other intellectual property rights in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from our business and operations to defend against these third-party infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt our business and operations by restricting or prohibiting our use of the intellectual property in question.

We may need additional capital, and financing may not be available on terms acceptable to us, or at all.

We believe our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives or investments we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to obtain a credit facility or sell additional equity or debt securities. The sale of additional equity securities could result in dilution of our existing shareholders. The incurrence of indebtedness would result in increased debt obligations and could result in operating and financing covenants that would restrict our operations. In addition, it is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

We have limited insurance coverage which could expose us to significant costs and business disruption.

We maintain certain insurance policies to safeguard against risks and unexpected events. We have purchased cargo transportation insurance covering our inventory in transit. However, as the insurance industry in China is still in an early stage of development, insurance companies in China currently offer limited business-related insurance products. We do not maintain business interruption insurance or product liability insurance, nor do we maintain key-man life insurance. We cannot assure you that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policy on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business could be adversely affected by natural disasters or the outbreak of avian influenza, severe acute respiratory syndrome, or SARS, the influenza A (H1N1), H7N9 or other epidemics. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our facilities. Such closures may disrupt our business operations and adversely affect our results of operations. Our operation could also be disrupted if our suppliers, customers or business partners were affected by such natural disasters or health epidemics.

Risks Related to Doing Business in China

A slowdown of the Chinese economy or adverse changes in economic and political policies of the PRC government could negatively impact China’s overall economic growth, which could materially adversely affect our business.

After the Business Combination, we will be a holding company and all of the combined company’s operations will be entirely conducted in the PRC. Although the PRC economy has grown in recent years, the pace of growth has slowed, and even that rate of growth may not continue. The annual rate of growth in the PRC declined from 6.9% in 2015 to 6.7% in 2016, 6.8% in 2017 and 6.6% in 2018. According to a recent State Information of China forecast, China’s economic growth rate in 2019 will slow to 6%-6.5%, its lowest since 1990. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the company’s products and may have a materially adverse effect on its business.

China’s economy differs from the economies of most other countries in many respects, including the amount of government involvement in the economy, the general level of economic development, growth rates and government control of foreign exchange and the allocation of resources. While the PRC economy has grown significantly over the past few decades, this growth has remained uneven across different periods, regions and economic sectors.

The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any actions and policies adopted by the PRC government could negatively impact the Chinese economy or the economy of the region the combined company serves, which could materially adversely affect the combined company’s business.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business the combined company may be able to conduct in the PRC and accordingly on the results of its operations and financial condition.

The combined company’s business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which the combined company must conduct its business activities. The combined company’s ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. However, the government of the PRC may not continue to pursue these policies, or may significantly alter these policies from time to time without notice.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing the combined company’s business, or the enforcement and performance of the combined company’s arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 40 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect the combined company’s business. Consequently, neither Huaxin nor Oranco can predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Both Huaxin and Oranco’s businesses are subject to extensive regulation and supervision by state, provincial and local government authorities, which may interfere with the way the combined company conducts its business and may negatively impact its financial results.

Both Huaxin and Oranco are subject to extensive and complex state, provincial and local laws, rules and regulations with regard to their loan operations, capital structure, maximum interest rates, allowance for loan losses, among other things, as set out in “Business — Government Regulations.” These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments and are enforced by different local authorities. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, both Huaxin and Oranco’s business activities and growth may be adversely affected if they do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from theirs taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If Huaxin and Oranco are found to be not in compliance with these laws and regulations, they may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse effect on the combined company’s business operations and profitability.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions against us or our management, in China, based upon United States laws, including the U.S. federal securities laws, or other foreign laws.

We are a company incorporated in Nevada. After the Business Combination, substantially all of our operations will be conducted in China, and substantially all of our assets will be located in China. All of our current and proposed directors and officers reside in China, and substantially all of the assets of those persons are located outside of the United States. As a result, Zhonglun W&D Law Firm, our counsel as to PRC law, has advised us that it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

Zhonglun W&D Law Firm has further advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States providing for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors or officers if they decide that the judgment violates the basic principles of PRC laws, national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Zhonglun W&D Law Firm has also advised us that in the event shareholders originate an action against a company without domicile in China for disputes related to contracts or other property interests, the PRC courts may accept a cause of action if (a) the disputed contract is concluded or performed in the PRC or the disputed subject matter is located in the PRC, (b) the company (as defendant) has properties that can be seized within the PRC, (c) the company has a representative organization within the PRC, or (d) the parties chose to submit to the jurisdiction of the PRC courts in the contract on the condition that such submission does not violate the requirements of jurisdiction under the PRC Civil Procedures Law. The action may be initiated by the shareholder by filing a complaint with the PRC courts. The PRC courts would determine whether to accept the complaint in accordance with the PRC Civil Procedures Law. The shareholder may participate in the action by itself or entrust any other person or PRC legal counsel to participate on behalf of such shareholder. Foreign citizens and companies will have the same rights as PRC citizens and companies in such an action unless such foreign country restricts the rights of PRC citizens and companies.

Dividends payable to our foreign investors and gains on the sale of our shares of Common Stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise, holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly.

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and Business Combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Circular 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investment in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 further reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 7 and SAT Notice No. 37, and may be required to expend valuable resources to comply with Circular 59, Circular 7 and SAT Notice No. 37 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 7 and SAT Notice No. 37 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or and SAT Notice No. 37 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Restrictions on currency exchange may limit our ability to utilize our revenue effectively.

Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE or banks and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for all of our PRC subsidiaries.

Fluctuations in the foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

The value of the RMB against the U.S. dollar and other currencies may fluctuate. Exchange rates are affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under this policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over three years. From July 2008 until June 2010, however, the RMB traded stably within a narrow range against the U.S. dollar. On June 20, 2010, the PBOC announced that the PRC government would reform the RMB exchange rate regime and increase the flexibility of the exchange rate. Since June 2010, the RMB has appreciated more than 10% against the U.S. dollar. In April 2012, the PRC government announced it would allow greater RMB exchange rate fluctuation. On August 11, 12 and 13, 2015, the PRC government successively set the central parity rate for the RMB more than 3% lower in the aggregate than that of August 10, 2015 and announced that it will begin taking into account previous day’s trading in setting the central parity rate. In 2015, the yuan experienced a 4.88% drop in value, and on January 4, 2016 the PRC government set the U.S. dollar-Chinese yuan currency pair to a reference rate of 6.5%, the lowest rate in 4.5 years, on January 6, 2017, the reference rate was 0.9% up-regulated by the PRC government. However, it is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. As significant international pressure remains on the PRC government to adopt a more flexible currency policy, greater fluctuation of the RMB against the U.S. dollar could result.

Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in the RMB. Any significant fluctuations in the exchange rate between the RMB and the U.S. dollar may materially adversely affect our cash flows, revenues, earnings and financial position, and the amount of and any dividends we may pay on our shares in U.S. dollars. Fluctuations in the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of Common Stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Future inflation in China may inhibit economic activity and adversely affect the combined company’s operations.

The Chinese economy has experienced periods of rapid expansion in recent years which can lead to high rates of inflation or deflation. This has caused the PRC government to, from time to time, enact various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to once again impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any action on the part of the PRC government that seeks to control credit and/or prices may adversely affect the combined company’s business operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for the combined company to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seek to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect its ability to maintain or expand its market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments on securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be provide as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with the United States Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

As our shares are listed on OTC Pink Market, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with us, may not be subject to these prohibitions. In addition, in 2012, the central government of the PRC commenced a far-reaching campaign against corruption. That ongoing campaign involves aggressive enforcement of existing Chinese anti-corruption laws. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. Our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

SEC administrative proceedings against the China affiliates of multi-national accounting firms, and/or any related adverse regulatory development in the PRC, may result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act of 1934, as amended, or the Exchange Act.

In December 2012, the SEC brought administrative proceedings against five major accounting firms in China alleging that they had refused to produce audit work papers and other documents related to certain other China-based companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms appealed to the SEC against this decision. In February 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the Chinese Securities Regulatory Commission. If the firms do not follow these procedures, the SEC could restart the administrative proceedings.

In the event that the SEC restarts the administrative proceedings or initiates new proceedings against other firms, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our shares may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to our deregistration from the SEC, which would substantially reduce or effectively terminate the trading of our shares in the United States.

If our management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Acquisition, our management will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the Acquisition will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with these laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

Our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC filings and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of our company, our SEC reports, other filings or any of our other public pronouncements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

Our headquarters are located at Building 22, Baihui Shoufu, Xinghuacun Town, Fenyang City, Shanxi Province, China, where we own the property with an aggregate floor area of approximately 1561.6 square meters. This includes Huaxin’s sales and marketing office, communication and business development office and our management and operations facilities.

Huaxin currently leases from Fenyang Baihui Real Estate Co., Ltd. on an arm’s length basis, approximately 50 square meters of office space at No.2, 1 st  Floor, Block A4, Baihui Shoufu, Xinghuacun Town, Fenyang City, Shanxi Province, China under a lease that expires on September 6, 2019 and can be renewed subject to mutual agreements by both parties.

Huaxin also currently leases from Taiyuan Xiangyu Enterprise Management Consulting Co. Ltd. on an arm’s length basis, approximately 100 square meters of office space at No.5, Unit 1, Building 2, No. 343, Fenyang Road, Xiaodian District, Taiyuan City, Shanxi Province, China under a lease that expires on November 9, 2019 and can be renewed subject to mutual agreements by both parties.

Huaxin also currently leasse from Shanxi Zhanpeng Metal Products Co., Ltd. on an arm’s length basis, approximately 1,000 square meters of office space at No. 2, South Hero Road, Fenyang City, Shanxi Province, China under a lease that expires on March 9, 2021 and can be renewed subject to mutual agreements by both parties.

Huaxin also currently leases from Ms. Jiangmei Guo on an arm’s length basis, approximately 140 square meters of office space at No. 1011, Unit 2, Unit 1, Wenxingyuan, Xiaodian District, Fenyang City, Shanxi Province, China under a lease that expires on December 8, 2019 and can be renewed subject to mutual agreements by both parties.

Huaxin also currently leases from Mr. Genshan Zhao on an arm’s length basis, approximately 60 square meters of office space at Room 915, Wufeng International, No. 11 Zhenxing Street, High-Tech Zone, Taiyuan City, Shanxi Province, China under a lease that expires on September 30, 2019 and can be renewed subject to mutual agreements by both parties.

Huaxin also currently leases from Mr. Jianhong Zhang on an arm’s length basis, approximately 50 square meters of office space at Room 903, 9th Floor, Wufeng International Building, High-tech Development Zone, Taiyuan City, Shanxi Province, China under a lease that expires on September 20, 2019 and can be renewed subject to mutual agreements by both parties.

In addition, Huaxin currently leases from Fenyang City Jiudu Xinhua Liquor Trading Center Co., Ltd. on an arm’s length basis, approximately 1,200 square meters of warehouse space at South District if Shudao Avenue, High-Speed Exit, Xinghua Village, Fenyang City, Shanxi Province, China under a lease that expires on January 11, 2020 and can be renewed subject to mutual agreements by both parties.

We believe that our current facilities are adequate and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

Currently there are no legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise.

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

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$0.55	$0.18
Second Quarter	$0.48	$0.61
Third Quarter	$0.69	$0.69
Fourth Quarter	$0.69	$0.69

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$0.21	$0.21
Second Quarter	$1.0	$0.15
Third Quarter	$0.35	$0.22
Fourth Quarter	$0.295	$0.1

Stockholders of Record

As of September 3, 2019 there were approximately 63 stockholders of record of our Common Stock.

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

None; not applicable

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Transfer Agent and Registrar

Issuer Direct Corporation (formerly known as “Interwest Transfer Company, Inc.”) has been appointed as our transfer agent and registrar for our Common Stock. Its mailing address is 1981 Murray Holladay Road, Suite 100 Salt Lake City, UT 84117 and their phone number is 801-272-9294.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Chinese Renminbi)

On June 29, 2018, Oranco, Inc. completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”), entered into by (i) Oranco, Inc. ( “the Company”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability ( “Reliant”); (ii) and the shareholders of Reliant (“Sellers”) pursuant to which Reliant became a wholly owned subsidiary of ours. Pursuant to the Share Exchange Agreement, the company acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly-issued shares of common stock; 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares were issued to the Sellers on May 29, 2019. As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the company. The Share Exchange was accounted for under the business combination under common control method of accounting.

On September 1, 2018, Fenyang Huaxin Spirit Development Co.. Ltd., a subsidiary of the company, acquired 20% equity interest in Guangzhou Silicon Technology Co., Ltd., a company established in the People’s Republic of China. The acquisition of 20% equity interest in Guangzhou Silicon Technology Co., Ltd. was accounted for as an interest in an associate

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on August 7, 2019, the Company filed a Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Amendment”) with the Secretary of State of Nevada to effect a ten-for-one reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Reverse Split). The Certificate of Change was filed on July 22, 2019 and the Reverse Split became effective on August 7, 2019, and the Common Stock began trading on a reverse stock split-adjusted basis on The OTC Market on the opening of trading on August 7, 2019. The trading symbol for Company’s common stock will remain as “ORNC”.

Overview

	Year Ended June 30, 2019		Year Ended June 30, 2018		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	104,270,083	15,188,650	101,759,660	15,378,287	2,510,423	2.5%	(189,637)	(1.2%)
Cost of sales	31,073,778	4,526,406	27,800,667	4,201,337	3,273,111	11.8%	325,069	7.7%
Gross profit	73,196,305	10,662,244	73,958,993	11,176,950	(762,688)	(1.0)%	(514,706)	(4.6)%
Selling and distribution expenses	3,928,466	572,246	5,477,457	827,773	(1,548,991)	(28.3)%	(255,527)	(30.9)%
Administrative expenses	10,018,732	1,459,393	7,109,937	1,074,479	2,908,795	40.9%	384,914	35.8%
Income from operations	59,249,107	8,630,605	61,371,599	9,274,698	(2,122,492)	(3.5)%	(644,093)	(6.9)%
Other income	133,321	19,420	155,700	23,530	(22,379)	(14.4)%	(4,110)	(17.5)%
Interest and other financial charges	73,925	10,768	1,759,325	265,876	(1,685,400)	(95.8)%	(255,108)	(95.9)%
Income before income taxes	59,308,503	8,639,257	59,767,974	9,032,352	519,279	0.8%	(393,095)	(4.4)%
Income taxes	19,328,073	2,815,451	15,095,681	2,281,314	4,232,392	28.0%	534,137	23.4%
Net income	39,980,430	5,823,806	44,672,293	6,751,038	(4,691,863)	(10.5)%	(927,232)	(13.7)%

Revenue

	Year Ended June 30, 2019			Year Ended June 30, 2018			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	96,609,849	14,072,811	92.7%	86,358,407	13,050,794	84.9%	10,251,442	11.9%	1,022,017	7.8%
Sales of imported wine products	7,660,234	1,115,839	7.3%	15,401,253	2,327,493	15.1%	(7,741,019)	(50.3)%	(1,211,654)	(52.1)%
Total Amount	104,270,083	15,188,650	100.0%	101,759,660	15,378,287	100.0%	2,510,423	2.5%	(189,637)	(1.2)%

For the years ended June 30, 2019 and 2018, revenue generated from our Fenjiu liquor to marketer and wholesaler business was RMB96,609,849 (USD14,072,811) and RMB86,358,407 (USD13,050,794), respectively, which represented an increase of RMB10,251,442 (USD1,022,017) or 11.9% (7.8%). The increase of revenue generated from our Fenjiu liquor to marketer and wholesaler business was mainly due to the increased sales volume of our Fenjiu liquor products. Our brand identity and pricing strategy have contributed to the success of our Fenjiu liquor business.

For the years ended June 30, 2019 and 2018, revenue generated from our imported wine to marketer and wholesaler business was RMB7,660,234 (USD1,115,839) and RMB15,401,253 (USD2,327,493), respectively, which represented a decrease of RMB7,741,019 (USD1,211,654) or 50.3% (52.1%). The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the decrease in our revenue stream. The proportion to the sales on these products were different for the years ended June 30, 2019 and 2018.

Cost of Sales

	Year Ended June 30, 2019			Year Ended June 30, 2018			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	28,894,238	4,208,920	93.0%	23,250,121	3,513,642	83.6%	5,644,117	24.3%	695,278	19.8%
Sales of imported wine products	2,179,540	317,486	7.0%	4,550,546	687,695	16.4%	(2,371,006)	(52.1)%	(370,209)	(53.8)%
Total Amount	31,073,778	4,526,406	100.0%	27,800,667	4,201,337	100.0%	3,273,111	11.8%	325,069	7.7%

For the years ended June 30, 2019 and 2018, cost of sales from our Fenjiu liquor to marketer and wholesaler business was RMB28,894,238 (USD4,208,920) and RMB23,250,121 (USD3,513,642), respectively, which represented an increase of RMB5,644,117 (RMB695,278) or 24.3% (19.8%). The increase of cost of sales was mainly due to increased sales volume.

For the years ended June 30, 2019 and 2018, cost of sales from our imported wine to marketer and wholesaler business was RMB2,179,540 (USD317,486) and RMB4,550,546 (USD687,695), respectively, which represented a decrease of RMB2,371,006 (USD370,209) or 52.1% (53.8%). The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounted for the decrease in our revenue stream. The sales proportions on these products were different for the years ended June 30, 2019 and 2018.

Gross Profit

	Year Ended June 30, 2019			Year Ended June 30, 2018			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor and Self-owned products	67,715,611	9,863,891	92.5%	63,108,286	9,537,152	85.3%	4,607,325	7.3%	326,739	3.4%
Sales of imported wine products	5,480,694	798,353	7.5%	10,850,707	1,639,798	14.7%	(5,370,013)	(49.5)%	(841,445)	(51.3)%
Total Amount	73,196,305	10,662,244	100.0%	73,958,993	11,176,950	100.0%	(762,688)	(1.0)%	(514,706)	(4.6)%

Gross profit from our Fenjiu liquor to marketer and wholesaler business increased by RMB4,607,325 (USD326,739) or 7.3% (3.4%) for the year ended June 30, 2019, as compared to the same period of 2018. The gross profit contribution percentage of Fenjiu liquor was 70.1% (70.1%) for the year ended June 30, 2019, as compared to 73.1% (73.1%) for the same period of 2018. The slight decrease in gross profit margin primarily represented the effect of pricing strategy.

Gross profit from our imported wine decreased by RMB5,370,013 (USD841,445) or 49.5% (51.3%) for the year ended June 30, 2019, as compared to the same period of 2018. The overall gross profit contribution percentage of imported wine was slightly increased that 71.5% (71.5%) was recorded for the year ended June 30, 2019, as compared to 70.5% (70.5%) for the same period of 2018. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins.

Selling and Distribution Expenses

For the year ended June 30, 2019, our selling and distribution expenses were RMB3,945,088 (USD574,667), representing a decrease of RMB1,532,369 (USD253,106) or 28.0% (30.6%), as compared to the same period of 2018. The decrease was primarily due to decreased packaging and advertising expenses during the year ended June 30, 2019, as compared to the same period of 2018.

Administrative Expense

For the year ended June 30, 2019, our administrative expenses were RMB10,018,732 (USD1,459,393), representing an increase of RMB2,908,795 (USD239,922) or 40.9% (22.3%), as compared to that of the same period in 2018. The increase was primarily due to salaries, foreign exchange differences, investor relationship expenses, and regulatory fees.

Other Income

For the year ended June 30, 2019, our other income was RMB133,321 (USD19,420), representing a decrease of RMB22,379 (USD4,110) or 14.4% (17.5%), as compared to that of the same period in 2018. The decrease was primarily due to the decreased write-back of other receivables.

Interest and Other Financial Charges

For the year ended June 30, 2019, our interest and other financial charges were RMB73,925 (USD10,768) as compared to interest and other financial charges of RMB1,759,325 (USD265,876) in the same period of 2018. The decrease in interest and other financial charges was primarily due to decreased bank borrowings. For the year ended June 30, 2019, the Company borrowed RMB2,250,000 (USD327,750), as compared to RMB27,000,000 (USD4,080,338) for the year ended June 30, 2018.

Income Taxes

For the years ended June 30, 2019 and 2018, our income taxes increased by RMB4,232,392 (USD534,137) or 28.0% (23.4%) to RMB19,328,073 (USD2,815,451) for the year ended June 30, 2019 from RMB15,095,681 (USD2,281,314) for the year ended June 30, 2018. The increase in the income taxes was primarily due to increased taxable income and higher tax disallowable expenses for the period indicated.

Liquidity and Capital Resources

Operating Activities

Operating activities generated RMB29,775,085 (USD4,337,230) and RMB47,292,147 (USD7,146,960) of cash in the years of 2019 and 2018, respectively. The decrease of RMB17,517,062 (USD4,337,230) in 2019 was primarily a result of change in net operating assets in 2019 when compared with 2018.

Net income decreased by RMB4,691,863 (USD927,232) to RMB39,980,430 (USD5,823,806) for the year ended June 30, 2019 from RMB44,672,293 (USD6,751,038) for the year ended June 30, 2018.

Activity from trade receivables included a net increase of RMB1,879,958 (USD273,847) compared to a net increase of RMB13,583,343 (USD2,052,764) for the years ended June 30, 2019 and 2018, respectively.

Activity from deposits, prepayments and other receivables included a net decrease of RMB12,360,934 (USD1,298,630) compared to a net decrease of RMB13,659,564 (USD2,064,283) for the years ended June 30, 2019 and 2018, respectively.

Activity from receipts in advance, accruals and other payables included a net decrease of RMB141,857 (USD20,664) compared to a net increase of RMB305,431 (USD46,158) for the years ended June 30, 2019 and 2018, respectively.

Activity from amount due to director included a net decrease of RMB1,056,786 (USD153,938) compared to a net increase of RMB577,029 (USD87,203) for the years ended June 30, 2019 and 2018, respectively.

Investing Activities

Investing activities used RMB5,366,081 (USD781,658) and generated RMB5,408 (USD817) for the years ended June 30, 2019 and 2018, respectively.

Cash of RMB300,000 (USD43,700) used in 2019 and Nil used in 2018 respectively were primarily related to the payments for acquisition of additional interest in subsidiary.

Cash of RMB5,066,081 (USD737,958) used in 2019 and RMB401,305 (USD60,647) used in 2018 respectively were primarily related to the payments for acquisition of property, plant, and equipment.

Cash acquired on merger of RMB406,713 (USD61,464) in 2018 was primarily related to the merger of the Company and Reliant.

Financing Activities

Financing activities provided RMB2,250,000 (USD327,749) for the years ended June 30, 2019 and used RMB27,400,000 (USD4,104,787) for the year ended June 30, 2018.

Cash of Nil used in 2019 and RMB400,000 (USD60,449) used in 2018 respectively were primarily related to the payments for acquisition of additional interest in subsidiary.

Cash of RMB2,250,000 (USD327,750) provided in 2019 were primarily related to net proceeds of bank borrowings.

Cash of RMB27,000,000 (USD4,080,338) used in 2018 were primarily related to net repayment of bank borrowings.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2019. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2019. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

As reported on the Form 8-K filed by the Company with the SEC on December 7, 2018, Ronald Zhang resigned from the Company as the Chief Financial Officer (“CFO”) on December 3, 2018. Following Mr. Zhang’s departure, the Board appointed Sze Lok (Patrick) Wong as CFO effective as of December 3, 2018.

Other than the foregoing, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED
Peng Yang (1)	26	Director, President and Secretary	Appointed 01/05/2018
Ronald Zhang (2)	46	Chief Financial Officer	Resigned 12/03/2018
Sze Lok (Patrick) Wong (3)	46	Chief Financial Officer	Appointed 12/03/2018

(1)	Mr. Peng Yang took office on January 5, 2018.

(2)	Mr. Ronald Zhang resigned as the Company’s CFO on December 3, 2018.
(3)	Mr. Sze Lok (Patrick) Wong was appointed as the Company’s CFO on December 3, 2018.

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

Mr. Wong, age 46, before joining the Group, he had served as the CFO of Amax International Holdings Limited since October 2012. From January 2007 to July 2012, Mr. Wong served as the Senior Manager of Crowe CPA Group. From January 2006 to December 2006, Mr. Wang served as the Head of Internal Audit Department of Intac International Company. Mr. Wang is a fellow of Institute of Chartered Accountants in England & Wales and is a Certified Information Systems Auditor of Information Systems Audit and Control Association. He received his Bachelor of Accountancy with honors from Hong Kong Polytechnic University. He received his Master of Management from Macquarie Graduate School of Management.

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

ITEM 11. EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three fiscal years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. Besides Sze Lok (Patrick) Wong, none of our employees is subject to a written employment agreement. None of our officer has received a cash salary since our founding. The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 3, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)
Peng Yang (2) One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006	32,207,945	76.76%
Sze Lok (Patrick) Wong
One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006	0	0%

All directors and executive officers as a group (2 persons)	32,207,945	76.76%

(1)	Percentage is calculated based on 41,948,748 shares of Common Stock issued and outstanding as of September 3, 2019.
(2)	Includes 5,312,153 shares of Common Stock held of record by Million Success Business Limited, an entity controlled by Peng Yang, our CEO.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of June 30, 2019, the Company had an amount of RMB 13,140,349 due from Mr. Peng Yang, our director, and an amount of RMB 109,371,717 due to Mr. Peng Yang. As of June 30, 2018, the Company had an amount of RMB 12,940,841 due from Mr. Peng Yang, our director, and an amount of RMB 108,115,423 due to Mr. Peng Yang. The Company’s loan due to Mr. Peng Yang does not bear interest and are due on demand. These amounts due to and due from Mr. Peng Yang are eligible to net off against each other.

We currently have a policy in place for dealing with related party matters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Chinese Renminbi)

The following table shows the fees that were billed for the audit and other services for 2019 and 2018.

	2019	2018
Audit Fees	1,360,544	832,069
Audit-Related Fees	-	1,185,350
Tax Fees	-	-
All Other Fees	-	-
Total	1,360,544	2,017,419

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees that were paid to the auditors with respect to 2019 were pre-approved by the entire Board of Directors.

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

(3)	Exhibits

Number	Description

3.1*	Initial Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.1 filed with the SEC on November 18, 1999)
3.2*	Articles of Amendment to the Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)
3.3*	By-Laws (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)
10.2*	Share Exchange Agreement, dated as of June 29, 2018, by and among ORNC., Reliant and the shareholders of Reliant (incorporated by reference to our Form 8-K exhibit 2.1 filed with the SEC on July 6, 2018)
10.3*	Partnership Agreement, dated as of June 30, 2017, by and between the Registrant and Shanxi Xinghuacun Liquor Group Spirit Development Zone Sales Co., Ltd. (incorporated by reference to our Form 8-K exhibit 10.1 filed with the SEC on September 14, 2018)
10.4*	Employment Agreement between the Company and Sze Lok (Patrick) Wong, dated December 3, 2018 (incorporated by reference to our Form 8-K exhibit 10.1 filed with the SEC on December 07, 2018)
31.1**	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH XBRL	Taxonomy Extension Schema Document **
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **
101.LAB XBRL	Taxonomy Extension Label Linkbase Document XBRL **
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

*	Previously filed

**	Filed herewith

***	Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2019	ORANCO, INC.

	By:	/s/ Peng Yang
	Name:	Peng Yang
	Title:	President, Secretary, and Director

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

ORANCO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oranco, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated statement of Balance Sheets of Oranco, Inc. (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the periods ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF Littlejohn LLP

We have served as the Company’s auditor since 2018.

PKF Littlejohn LLP

London, UK

September 3, 2019

ORANCO, INC.

CONSOLIDATED STATEMENT OF BALANCE SHEETS

(Amounts in RMB and US$, except for number of shares and per share data)

	June 30, 2018	June 30, 2019
ASSETS:	RMB	RMB	US$
Current assets
Cash and cash equivalents	26,504,962	53,163,966	7,744,205
Inventories	7,346,549	6,900,988	1,005,242
Trade receivables	33,933,857	32,053,899	4,669,177
Deposits, prepayments and other receivables	33,249,590	45,610,523	6,643,922
Prepaid land lease and other lease	109,680	547,180	79,706
	101,144,638	138,276,556	20,142,252

Non-current assets
Investment	-	1,000,000	145,666
Property, plant and equipment	3,296,146	3,124,224	455,095
Prepaid land lease and other lease	4,909,420	9,362,240	1,363,764
	8,205,566	13,486,464	1,964,525
Total assets	109,350,204	151,763,020	22,106,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	44,636	247,685	36,079
Receipts in advance, accruals and other payables	5,140,025	5,698,168	830,032
Amount due to Director	96,231,368	13,392,777	1,950,878
Current tax liabilities	2,928,207	3,406,187	496,167
Bank borrowings	-	2,250,000	327,749
	104,344,236	24,994,817	3,640,905
Non-Current liabilities
Amount due to Director	-	81,781,805	11,912,863
	104,344,236	106,776,622	15,553,768
Shareholders’ equity

Number of authorized shares with par value US$0.001	100,000,000	50,000,000	50,000,000
Number of issued and outstanding shares	98,191,480	41,948,748	41,948,748
Number of fully paid shares to be issued	321,296,000	-	-

Share capital	638,708	2,765,228	402,801
Fully paid shares to be issued	2,126,520	-	-
Retained earnings	2,240,740	42,221,170	6,150,208
Total shareholders’ equity	5,005,968	44,986,398	6,553,009
Total liabilities and shareholders’ equity	109,350,204	151,763,020	22,106,777

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in RMB and US$, except for number of shares and per share data)

	Year ended June 30, 2018	Year ended June 30, 2019
	RMB	RMB	US$
Revenue	101,759,660	104,270,083	15,188,650
	101,759,660	104,270,083	15,188,650

Cost of sales	27,800,667	31,073,778	4,526,406
Selling and distribution expenses	5,477,457	3,928,466	572,246
Administrative expenses	7,109,937	10,018,732	1,459,393
	40,388,061	45,020,976	6,558,045

Other income	155,700	133,321	19,420
Interest and other financial charges	1,759,325	73,925	10,768
Income before income taxes	59,767,974	59,308,503	8,639,257

Income taxes	15,095,681	19,328,073	2,815,451
Net Income	44,672,293	39,980,430	5,823,806

Attributable to:
Equity holders of the Company	43,313,447	39,980,430	5,823,806
Former non-controlling interests	1,358,846	-	-
	44,672,293	39,980,430	5,823,806

Earnings per share:
Basic and diluted earnings per share	1.06	0.95	0.14

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in RMB and US$, except for number of shares and per share data)

	Share capital	Shares to be issued (Note a)	Additional paid-in capital	Retained Earnings	Attributable to the Company	Non-controlling interests	Total shareholders’ Equity
Balance at June 30, 2017	27,775	-	(27,774)	52,253,435	52,253,436	2,882,756	55,136,192

Total comprehensive income for the year	-	-	-	43,313,447	43,313,447	1,358,846	44,672,293
Acquisition of additional interest in subsidiary	-	-	-	3,841,602	3,841,602	(4,241,602)	(400,000)
Conversion of loans to common stock	246,671	-	-	-	246,671	-	246,671
Conversion of amount due to director to common stock	97,570	-	176,986	-	274,556	-	274,556
Shares issued for cash	84,561	-	591,925	-	676,486	-	676,486
Shares issued as consideration for business acquisition	182,131	-	-	(182,131)	-	-	-
Fully paid shares to be issued as consideration for business acquisition	-	2,126,520	-	(2,126,520)	-	-	-
Reverse merger	-	-	(741,137)	(94,859,093)	(95,600,230)	-	(95,600,230)
Balance at June 30, 2018	638,708	2,126,520	-	2,240,740	5,005,968	-	5,005,968
Total comprehensive income for the year	-	-	-	39,980,430	39,980,430	-	39,980,430
Shares in issue	2,126,520	(2,126,520)	-	-	-	-	-

Balance at June 30, 2019	2,765,228	-	-	42,221,170	44,986,398	-	44,986,398

Balance at June 30, 2019 (US$)	402,801	-	-	6,150,208	6,553,009	-	6,553,009

Note a:

The 321,296,000 shares of Oranco, Inc. were issued to the sellers of Reliant Galaxy International Limited on May 29, 2019. The increase of the Company’s authorized common stock to 500,000,000 was completed on February 15, 2019. More details are discussed in note 22.

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in RMB and US$, except for number of shares and per share data)

	Year ended	Year ended
	June 30,	June 30,
	2018	2019
	RMB	RMB	US$
Operating activities
Net income	44,672,293	39,980,430	5,823,806
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	335,005	347,684	50,646
Changes in working capital:
Inventories	1,251,161	445,561	64,903
Trade receivables	13,583,343	1,879,958	273,847
Deposits, prepayments and other receivables	(13,659,564)	(12,360,934)	(1,800,573)
Trade payables	(73,479)	203,049	29,577
Receipts in advance, accruals and other payables	305,431	(141,857)	(20,664)
Current tax liabilities	300,928	477,980	69,626
Amount due to Director	577,029	(1,056,786)	153,938
Cash generated from operating activities	47,292,147	29,775,085	4,337,230

Investing activities
Cash acquired on merger	406,713	-	-
Payments for acquisition of property, plant, equipment and other lease	(401,305)	(5,066,081)	(737,958)
Cash generated from / (used in) investing activities	5,408	(5,066,081)	(737,958)

Financing activities
Acquisition of additional interest in subsidiary	(400,000)	(300,000)	(43,700)
Repayment of bank borrowings	(27,400,000)	-	-
Proceeds of bank borrowings	-	2,250,000	327,749
Cash (used in) / generated from financing activities	(27,400,000)	1,950,000	284,050

Increase in cash and cash equivalents	19,897,555	26,659,004	3,883,322
Cash and cash equivalents, beginning of the year	6,607,407	26,504,962	3,860,883
Cash and cash equivalents, end of the year	26,504,962	53,163,966	7,744,205

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(1,759,325)	(73,925)	(10,768)
Cash paid during the year for income taxes	(14,509,505)	(18,903,260)	(2,753,570)

The non-cash transactions have been disclosed in note 23

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

Oranco, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 16, 1977. The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned, and the Company had remained inactive until June 29, 2018 when it acquired the business of Reliant Galaxy International Limited (“Reliant”). The Company and its subsidiaries (the “Group”) are principally engaged in marketing of self-owned brand and wholesale   of spirits and wine in the People’s Republic of China (the “PRC”).

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on October 19, 2018, the Company entered into a business agreement with Guangzhou Silicon Technology Co., Ltd on August 20, 2018 to have Guangzhou Silicon Technology Co., Ltd to develop an anti-counterfeiting laser recognition proprietary system using blockchain technology.

Details of the subsidiaries are set out in note 20 to the consolidated financial statements.

(b)	Basis of consolidation and presentation

The Consolidated Financial Statements include the Financial Statements of Oranco, Inc. and its wholly-owned subsidiaries.

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

Non-controlling interests are shown as a component of shareholders’ equity on the consolidated statement of balance sheet and the share of the net income attributable to non-controlling interests is shown as a component of net income in the consolidated statements of operations.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(b)	Basis of consolidation and presentation – continued

Business Combinations

The acquisition of subsidiaries that meet the criteria for business combinations is accounted for using the acquisition method of accounting. The consideration transferred for the acquisition is the fair values of the assets transferred, the liabilities incurred to the former owners of the acquiree and the equity interests issued by the Group.

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

Any contingent consideration to be transferred by the Group are recognized at fair value at the acquisition date. Subsequent changes to the fair value of the contingent consideration that is deemed to be an asset or liability is recognized, either in the Statement of Operations or as a change to other comprehensive income. Contingent consideration that is classified as equity is not remeasured, and its subsequent settlement is accounted for within equity. Goodwill is initially measured as the excess of the aggregate of the consideration transferred and the fair value of the identifiable net assets acquired and liabilities assumed.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Group beginning on July 1, 2018, and the Group has the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on July 1, 2018.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(e)	Revenue recognition - continued

In preparation for adoption of the standard, we have completed our impact assessment of implementing this guidance. We have evaluated each of the five steps in Topic 606, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied.

Revenue was not affected materially in any period due to the adoption of ASC Topic 606 because: (1) we identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; our performance obligation is to deliver the spirits and wine; (2) we determined the transaction price to be consistent; and (3) we recorded revenue at the same point in time, upon delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, the accounting for fulfillment costs or costs incurred to obtain a contract were not affected materially in any period due to the adoption of Topic 606.

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. We have evaluated our policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

We conclude that the adoption of the standard has no material impact on our revenue recognition policy.

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

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(h)	Property, plant and equipment and depreciation

Property, plant and equipment are carried at cost less accumulated depreciation and any recorded impairment. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Category	Estimated useful life	Estimated residual values
Building	20 years	0-10%
Computer and office equipment	3 years	0-10%
Leasehold improvement	Over the shorter of lease term or the estimated useful lives of the assets

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

VAT on sales is charged at 13% on revenue from product sale’s and is subsequently paid to the PRC tax authorities after netting input VAT on purchases. The excess of output VAT over input VAT is recognized in other payables, and the excess of input VAT over output VAT is recognized in other receivables in the Consolidated statement of Balance Sheets.

(j)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

Further detail are disclosed in note 1(r)

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

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(k)	Foreign currency translation - continued

In translating the financial statements of the Company’s subsidiaries outside the PRC into the reporting currency, assets and liabilities are translated from the subsidiaries’ functional currencies to the reporting currency at the exchange rate at the balance sheet date. Equity amounts are translated at historical exchange rates; revenues, expenses, and other gains and losses are translated using the average rate for the period. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income/(loss) in the consolidated statements of operations. During 2019 and 2018, such translation adjustments were not material.

The Group uses the average exchange rate for the year and the exchange rate at the balance sheet date to translate the operating results and financial position, respectively. Translation differences are recorded in accumulated other comprehensive loss, a component of shareholders’ deficits.

Convenience translation

Amounts in US$ are presented for the convenience of the reader and are translated at the noon buying rate of US$1.00 to RMB 6.6171 on June 29, 2018 and RMB 6.8650 on June 29, 2019, representing the noon buying rate set forth in the H.10 statistical release of the U.S. Federal Reserve Board. No representation is made that the RMB amounts could have been, or could be converted, realized or settled into US$ at such rate or at any other rate.

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

On December 22, 2017, the United States enacted TCJA which instituted fundamental changes to the taxation of multinational corporations, including a reduction of the U.S. corporate income tax rate to 21% beginning in 2018. The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of the Company’s foreign subsidiary as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiary, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. The Company acquired the foreign operations on 29 June 2018, hence the Company does not have any qualifying earnings or profits from its foreign subsidiary under the transition tax calculation thus no transition tax is payable.

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

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(m)	Fair value measurement-continued

The Group’s financial instruments include cash and cash equivalents, term deposits, trade and other receivables, trade and other payables and bank borrowings. The Group considers the carrying amounts approximate fair value because of the short maturity of these financial instruments.

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

(Amounts in RMB and US$, except for number of shares and per share data)

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

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard provides new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for the Group in the first quarter of the fiscal year 2019. The Company adopted this standard on July 1, 2018.

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

(r)	Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued an accounting standard update, Leases (Topic 842), (“ASC 842”) which supersedes the lease recognition requirements in Leases (Topic 840), (“ASC 840”). ASC 842 establishes a right- of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases. Consistent with ASC 840, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new guidance will be effective for us starting in the first quarter of our fiscal year ending June 30, 2020. ASC 842 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued an accounting standard update which amends ASC 842 and offers an additional (and optional) transition method by which entities may elect not to recast the comparative periods presented in financial statements in the period of adoption. This ASU has the same transition requirements and effective date as ASC 842. We will adopt ASC 842 using the optional adoption method and thereby not adjust comparative financial statements. Consequently, our reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, including the disclosure requirements of ASC 840. We currently plan to apply the package of practical expedients to leases that commenced before the effective date whereby we will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We have enhanced system functionality to enable the preparation and reporting of financial information and are evaluating related processes and internal controls. We expect the most significant impact upon the adoption of this standard to be the recognition of ROU assets and lease liabilities on our Consolidated statement of Balance Sheets. We do not expect the adoption of this standard to have a significant impact on our Consolidated Statements of Operations or Cash Flows.

The Group is finalizing the impact of the standard on its consolidated financial statements and disclosures, as well as changes to its systems, processes, and internal controls. The Company’s preliminary assessments are subject to change.

Further details are disclosed in note 24

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits and wine products sold to customers less discounts, returns, and surcharges.

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Revenue	101,759,660	104,270,083	15,188,650
Other income	155,700	133,321	19,420
	101,915,360	104,403,404	15,208,070

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	June 30, 2018	June 30, 2019

Customer A	16%	13%
Customer B	16%	12%
Customer C	12%	12%
Customer D	11%	11%
Customer E	11%	10%
Customer F	9%	10%
Others	25%	32%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Freight	40,623	72,285	10,529
Packaging cost	1,090,553	122,441	17,836
	1,131,176	194,726	28,365

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Computer and office equipment	268,550	268,550	39,119
Building	3,754,625	3,754,625	546,923
Add: Computer and leasehold improvement	-	66,081	9,626
	4,023,175	4,089,256	595,668
Less: accumulated depreciation	(727,029)	(965,032)	(140,573)
Property, plant and equipment, net,	3,296,146	3,124,224	455,095

5.	PREPAID LAND LEASE AND OTHER LEASE, NET

Prepaid land lease and other lease, net, consists of the following:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Prepaid land lease	5,412,120	5,412,120	788,364
Less: accumulated amortization	(393,020)	(502,700)	(73,227)
Add: Prepaid other lease	-	5,000,000	728,333
Prepaid land lease and other lease, net	5,019,000	9,909,420	1,443,470

The carrying amounts of the prepaid land lease and other lease are analyzed as:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Current assets	109,680	547,180	79,706
Non-current assets	4,909,420	9,362,240	1,363,764
	5,019,000	9,909,420	1,443,470

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

5.	PREPAID LAND LEASE AND OTHER LEASE, NET - CONTINUED

Prepaid land lease represents the cost of the rights of the use of the land in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated. Prepaid other lease represents the lease of a warehouse in the PRC.

The prepaid land lease’ terms are 70 years, ending in 2082 and prepaid other lease ’s terms are10 years, ending in 2029.

6.	INVENTORIES

Inventories consist of the following:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Raw materials	4,451,541	4,500,125	655,517
Finished goods	2,622,873	2,216,931	322,932
Packaging material	272,135	183,932	26,793
	7,346,549	6,900,988	1,005,242

7.	TRADE RECEIVABLES

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Trade receivables	33,933,857	32,053,899	4,669,177
	33,933,857	32,053,899	4,669,177

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Prepaid expenses	23,571,363	45,054,919	6,562,989
Deposits	9,000,000	-	-
Other receivables	678,227	555,604	80,933
	33,249,590	45,610,523	6,643,922

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

9.	CASH AND CASH EQUIVALENTS

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Cash on hand	394,082	419,446	61,099
Cash held in banks	26,110,880	52,744,520	7,683,106
	26,504,962	53,163,966	7,744,205

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Trade payables	44,636	247,685	36,079
	44,636	247,685	36,079

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the year is as follows:

	June 30, 2018	June 30, 2019

Supplier A	41%	52%
Supplier B	17%	21%
Supplier C	10%	13%
Supplier D	8%	3%
Supplier E	8%	3%
Supplier F	7%	3%
Others	11%	5%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Accrued payroll and bonus	272,408	301,894	43,976
Accrued and other payables	3,022,597	3,430,703	499,738
Other tax payables	623,868	466,538	67,959
Receipts in advance	1,221,152	1,499,033	218,359
	5,140,025	5,698,168	830,032

12.	AMOUNT DUE TO DIRECTOR

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Current-liabilities	96,231,368	13,392,777	1,950,878
Non-Current-liabilities	-	81,781,805	11,912,863
	96,231,368	95,174,582	13,863,741

The amount due to director is interest-free, unsecured and repayable on demand.

13.	BANK BORROWINGS

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Loans from financial institution – Note (i)	-	2,250,000	327,749
	-	2,250,000	327,749
Classified as:
Current liabilities	-	2,250,000	327,749
	-	2,250,000	327,749

Note:

(i)	Loans from the financial institution bear a fixed interest rate ranging from 5% to 5.59% per annum.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Additional paid in capital		Total share capital
Company	Number of shares	value US$	value RMB	Number of shares	value US$	value RMB	value US$	value RMB	value RMB
At June 30, 2017 and June 30, 2016	4,269,950	4,270	27,775	-	-	-	(4,269)	(27,774)	1
Common stock conversion	37,921,530	37,922	246,671	-	-	-	-	-	246,671
Conversion of amount due to a director	15,000,000	15,000	97,570	-	-	-	27,209	176,986	274,556
Shares issued for cash	13,000,000	13,000	84,561	-	-	-	91,000	591,925	676,486
Shares issued as consideration for business acquisition	28,000,000	28,000	182,131	-	-	-	-	-	182,131
Shares to be issued as consideration for business acquisition note 1	-	-	-	321,296,000	321,296	2,126,520	-	-	2,126,520
Reverse merger	-	-	-	-	-	-	(113,940)	(741,137)	(741,137)
At June 30, 2018	98,191,40	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228
Shares reverse split on August 7, 2019	(88,372,332)	-	-	(289,166,400)	-	-	-	-	-
Restated at June 30, 2018	9,819,148	98,191	638,708	32,129,600	321,296	2,126,520	-	-	2,765,228
Shares were issued as consideration for business acquisition note 1	32,129,600	321,296	2,126,520	(32,129,600)	(321,296)	(2,126,520)	-	-	-

Total at June 30, 2019	41,948,748	419,487	2,765,228	-	-	-	-	-	2,765,228

Each share has a nominal value of US$0.001 per share.

Note:

1.	The 321,296,000 new shares at $0.001 per share are part of the consideration of the acquisition of Reliant Galaxy International Limited by the company. The aggregated nominal value of the shares is US$321,296.

2.	On July 22, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 10 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company’s common stock or stock equivalents reflects the 1-for-10 reverse stock split of the Company’s outstanding shares of common stock that became market effective on August 7, 2019. There was no change in the number of the Company’s authorized shares of common stock.

3.	On August 7, 2019, the Company effected a decrease in the number of its authorized Common Stock from 500,000,000 to 50,000,000, with its Common Stock’s par value unchanged at $0.001 per share.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

15.	INCOME TAXES

The Company is subject to taxes in the USA. The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totalling $24,581 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred.

The Company’s BVI subsidiary is not subject to taxation.

The Company’s Hong Kong subsidiary is subject to taxes in Hong Kong. The Hong Kong subsidiary has had no taxable income.

The Company’s PRC subsidiaries are subject to taxes in China. The applicable PRC statutory income tax rate is 25% according to the Enterprise Income Tax Law.

A reconciliation of the income tax expenses in China is set out below:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Profit before income tax	59,767,974	59,308,503	8,639,258
Taxation at the applicable tax rate of 25%	14,941,994	14,827,126	2,159,814
Tax effect on non-taxable income	(42,182)	(33,323)	(4,854)
Tax effects of expense that are not deductible	808,014	4,696,259	684,086
(Over)/under-provision in respect of previous year	(612,145)	(161,989)	(23,596)
Income taxes	15,095,681	19,328,073	2,815,450

16.	CONTRIBUTION PLAN IN THE PRC

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

17.	OPERATING LEASE ARRANGEMENT

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Within 1 year	134,294	600,856	87,525
After 1 year but within 2 years	18,000	62,305	9,076
After 2 years but within 3 years	9,000	-	-
After 3 years	-	-	-
	161,294	663,161	96,601

The Group is the lessee of a few office premises, warehouse and staff residence held under operating leases. The leases typically run for an initial period of one to three years.

18.	RELATED PARTY BALANCES AND TRANSACTIONS

The Group had the following transactions with related parties during the financial periods:

	July 1, 2017	Settlement	Repayment	New Loans	June 30, 2018
Amount due to director	(13,395,233)	-	-	(95,976,484)	(109,371,717)
Amount due from director	11,814,199			1,326,150	13,140,349
Net amount due to director	(1,581,034)	-	-	(94,650,334)	(96,231,368)

	July 1, 2018	Settlement	Repayment	New Loans	June 30, 2019
Amount due to director	(109,371,717)	398,911	6,000,000	(4,953,831)	(108,115,423)
Amount due from director	13,140,349	-	-	(199,508)	12,940,841
Net amount due from/(to) director	(96,231,368)	398,911	6,000,000	(5,153,339)	(95,174,582)

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

18.	RELATED PARTY BALANCES AND TRANSACTIONS - CONTINUED

The Group made sales to Fuqing Jing Hong Trading Co., Ltd, the director of which was a family member of the CEO Mr. Yang Peng. The family member resigned from Fuqing Jing Hong Trading Co., Ltd on June 28, 2018, hence Fuqing Jing Hong ceased to be a related party on June 28, 2018.

	June 30, 2018	June 30, 2019
	RMB	RMB	US$

Revenue	14,359,832	-	-
	14,359,832	-	-

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment holding
(Group) Limited	Hong Kong On February 1, 2007	RMB 1

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding and marketing self-owned brand and wholesaling of spirits

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000	100%		Marketing self-owned brand and wholesaling of spirits and wines

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered capital 10,000,000 (note ii)and Paid-in capital of RMB 5,000,000	100%		Marketing self-owned brand and wholesaling of spirits

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51 Note	% (i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2037, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

(ii)	On August 13, 2018, the Company increased the number of the authorized Common Stock from 5,000,000 to 10,000,000.

21.	INVESTMENT

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20%	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired 20% of Guangzhou Silicon Technology Co., Ltd which then became an associate of the Company.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

22.	REVERSE MERGER

On June 29, 2018, Oranco, Inc. acquired 100% of the issued capital of Reliant in a share for share exchange with the shareholders of Reliant at that time. Due to the relative size of the companies, the shareholders of Reliant became the majority shareholders in the consolidated group.

Pursuant to the share for share exchange, Oranco issued an aggregated 349,296,000 new shares of common stock, with par value of $0.001 per share, of which 28,000,000 were issued on the closing date of June 29, 2018. The remaining 321,296,000 shares were issued on May 29, 2019   following the completion of the increase of the Company’s authorized shares on February 15, 2019.

At the date of acquisition, Oranco, Inc. was a shell company with minimal assets and operations. The transaction has been treated as a group reconstruction and has been accounted for using the reverse merger accounting method. Accordingly, the consolidated financial statements have been treated as being a continuation of the consolidated financial statements of Reliant, with Oranco, Inc. being treated as the acquired entity for accounting purposed. Accordingly, the financial information for the previous period and comparatives reflects the consolidated operations of Reliant.

23.	NOTE TO THE CONSOLIDATED STAETMENT OF CASH FLOWS

Disclosure of non-cash transactions for the ended June 30, 2018:

a.	Renminbi 94,051,934 of the amount due to a director relates to Reliant’s acquisition of Sure Rich Investment (Group) Limited being the consideration of Sure Rich Investment (Group) Limited payable by Reliant. The amount is due to the seller of Sure Rich Investment (Group) Limited, who is also a director of Reliant and the Company.

b.	The Group acquired liabilities of Renminbi 757,296 as part of the reverse merger.

There are no non-cash transactions for the year ended June 30, 2019

24.	SUBSEQUENT EVENT DISCLOSURE

In February 2016, the FASB issued an accounting standard update, Leases (Topic 842), The adoption of the standard in the financial quarter ended September 30, 2019 would imply the recognition of lease asset of Renminbi 703,414 and lease liabilities of Renminbi 703,414 based on a discount rate of 2.90% over the lease terms in our Consolidated statement of Balance Sheets. We do not expect the adoption of this standard to have a significant impact on our Consolidated Statements of Operations or Cash Flows.