Form 10-Q
period 2019-09-30
ORANCO INC
filed 2019-11-18
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 18, 2019, there were 41,948,757 shares of common stock, $0.001 par value, issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2019

ORANCO, INC.

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	(unaudited)
	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$
ASSETS:
Current assets
Cash and cash equivalents	73,595,652	10,296,410	53,163,966	7,744,205
Trade receivables	33,391,117	4,671,589	32,053,899	4,669,177
Inventories	6,827,485	955,200	6,900,988	1,005,242
Deposits, prepayments and other receivables	37,561,514	5,255,049	45,610,523	6,643,922
Prepaid land lease and other lease	1,381,624	193,296	547,180	79,706
	152,757,392	21,371,544	138,276,556	20,142,252

Non-current assets
Investment	1,000,000	139,905	1,000,000	145,666
Property, plant and equipment	3,061,590	428,332	3,124,224	455,095
Prepaid land lease and other lease	9,193,360	1,286,199	9,362,240	1,363,764
	13,254,950	1,854,436	13,486,464	1,964,525
Total assets	166,012,342	23,225,980	151,763,020	22,106,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	339,120	47,445	247,685	36,079
Receipts in advance, accruals and other payables	7,846,109	1,097,711	5,698,168	830,032
Amount due to Director	16,218,437	2,269,043	13,392,777	1,950,878
Current tax liabilities	3,938,273	550,985	3,406,187	496,167
Bank borrowings	850,000	118,919	2,250,000	327,749
	29,191,939	4,084,103	24,994,817	3,640,905
Non-Current liabilities
Amount due to Director	81,781,805	11,441,695	81,781,805	11,912,863
	110,973,744	15,525,798	106,776,622	15,553,768
Shareholders’ equity

Number of authorized shares with par value US$0.001	50,000,000	50,000,000	50,000,000	50,000,000
Number of issued and outstanding shares	41,948,748	41,948,748	41,948,748	41,948,748
Number of fully paid shares to be issued	-	-	-	-

Share capital	2,765,228	386,870	2,765,228	402,801
Retained earnings	52,273,370	7,313,312	42,221,170	6,150,208
Total shareholders’ equity	55,038,598	7,700,182	44,986,398	6,553,009
Total liabilities and shareholders’ equity	166,012,342	23,225,980	151,763,020	22,106,777

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Three months ended September 30, 2019		Three months ended September 30, 2018
	RMB	USD	RMB
Revenue	25,667,997	3,591,085	23,962,454

Cost of sales	7,413,971	1,037,253	6,068,934
Selling and distribution expenses	877,871	122,819	979,639
Administrative expenses	3,412,079	477,367	2,876,592
	11,703,921	1,637,439	9,925,165

Other income	45,852	6,415	19,037
Interest and other financial charges	19,455	2,722	3,172
Income before income taxes	13,990,473	1,957,339	14,053,154

Income taxes	3,938,273	550,985	4,167,483
Net Income	10,052,200	1,406,354	9,885,671

Attributable to:
Equity holders of the Company	10,052,200	1,406,354	9,885,671
Former non-controlling interests	-	-	-
	10,052,200	1,406,354	9,885,671

Earnings per share:
Basic and diluted earnings per share	0.24	0.03	0.24

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Share capital	Retained Earnings	Total shareholders’ Equity
Balance at June 30, 2018	2,765,228	2,240,740	5,005,968

Total comprehensive income for the period	-	9,885,671	9,885,671
Balance at September 30, 2018	2,765,228	12,126,411	14,891,639

Balance at June 30, 2019	2,765,228	42,221,170	44,986,398
Total comprehensive income for the period	-	10,052,200	10,052,200

Balance at September 30, 2019	2,765,228	52,273,370	55,038,598

Balance at September 30, 2019 (US$)	386,870	7,313,312	7,700,182

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	(unaudited)
	Three months ended September 30, 2019		Three months ended September 30, 2018
	RMB	US$	RMB
Operating activities
Net income	10,052,200	1,406,353	9,885,671
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	173,388	24,258	84,657
Changes in working capital:
Inventories	73,503	10,283	1,997,249
Trade receivables	(1,337,218)	(187,084)	(841,033)
Deposits, prepayments and other receivables	8,049,008	1,126,098	10,136,341
Trade payables	91,435	12,792	2,361,868
Receipts in advance, accruals and other payables	1,371,624	191,897	(145,329)
Current tax liabilities	532,086	74,442	1,349,492
Amount due to Director	925,660	129,505	(3,013,126)
Cash generated from operating activities	19,931,686	2,788,544	27,842,042

Investing activities
Acquisition of interest in an associate	-	-	(50,000)
Cash used in investing activities	-	-	(50,000)

Financing activities
Proceeds from bank borrowings	500,000	69,953	1,400,000
Cash used in financing activities	500,000	69,953	1,400,000

Effect of exchange rate on cash	-	306,293	-
Increase in cash and cash equivalents	20,431,686	2,552,205	29,192,042
Cash and cash equivalents, beginning of the period	53,163,966	7,744,205	26,504,962
Cash and cash equivalents, end of the period	73,595,652	10,296,410	55,697,004

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(19,455)	(2,722)	(3,172)
Cash paid during the year for income taxes	(3,404,793)	(476,348)	(2,817,991)

The non-cash transactions have been disclosed in note 23

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

Oranco, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 16, 1977. The Company had been in the business of developing mineral deposits. During the year 1983, all activities were abandoned, and the Company remained inactive until June 29, 2018 when it acquired the business of Reliant Galaxy International Limited (“Reliant”). The Company and its subsidiaries (the “Group”) are principally engaged in the marketing and wholesaling of self-branded spirits and imported wines in the People’s Republic of China (the “PRC”).

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on October 19, 2018, the Company entered into a business agreement with Guangzhou Silicon Technology Co., Ltd on August 20, 2018 to have Guangzhou Silicon Technology Co., Ltd develop an anti-counterfeiting laser recognition proprietary system using blockchain technology.

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(e)	Revenue recognition – continued

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

VAT on sales is charged at 13% on revenue from product sales and is subsequently paid to the PRC tax authorities after netting input VAT on purchases. The excess of output VAT over input VAT is recognized in other payables, and the excess of input VAT over output VAT is recognized in other receivables in the Consolidated Balance Sheets.

(j)	Operating leases

Right-of-use (ROU) Assets represent the Company’s right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and Lease Liabilities represent its obligation to make lease payments arising from the aforementioned right.

The Company determines if an arrangement is, or contains, a lease at the inception date, and the Company measures and records a non-current ROU Asset and corresponding Lease Liabilities, classified as current and non-current, on its consolidated balance sheet at the lease commencement date for all leases except for short-term leases with a term of 12 months or less. ROU Assets and Lease Liabilities are initially recorded based on the present value of lease payments over the lease term, which may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date in determining the present value of its expected lease payments. The ROU Asset also includes any initial direct costs and any lease payments made prior to the lease commencement date and is reduced by any lease incentives received. The ROU Asset is amortized on a straight-line basis as the operating lease cost over the lease term on the consolidated statements of income. ROU Asset amortization, referred to as noncash lease expense, along with the change in the operating lease liabilities are separately presented within the cash flows from operating activities on the consolidated statements of cash flows.

ASC 842 provides various optional transition practical expedients. Upon transition to ASC 842, the Company elected the use of the package of practical expedients to not reassess: whether a contract is or contains a lease, lease classification and indirect costs. The Company did not elect the hindsight practical expedient in transition. The Company has elected to not separate lease and non-lease components. See Note 17—Leases for additional information.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

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

Convenience translation

Amounts in US$ are presented for the convenience of the reader and are translated at the noon buying rate of US$1.00 to RMB 6.8680 on September 28, 2018 and RMB 7.1477 on September 30, 2019, representing the noon buying rate set forth in the H.10 statistical release of the U.S. Federal Reserve Board. No representation is made that the RMB amounts could have been, or could be converted, realized or settled into US$ at such rate or at any other rate.

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

(n)	Transactions between entities under common control

When accounting for a transfer of assets or exchange of shares between entities under common control of the Group, the carrying amounts of the assets and liabilities transferred shall remain unchanged subsequent to the transaction, and no gain or loss shall be recorded in the Group’s consolidated statements of operations.

(o)	Commitments and contingencies

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors remains similar to pre-existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The Company adopted Topic 842 effective January 1, 2019. See Note 17, operating leases arrangement for further details.

The adoption of the standard in the consolidated financial statements for the financial period ended September 30, 2019 will have no significant impact to the provision for income taxes and will have no impact to the net cash used in, or generated by, operating, investing, or financing activities in the Group’s consolidated statements of cash flows.

(r)	Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), amending existing guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for the Company beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allow for clear communication of information that is most important to the users of financial statements. There were certain required disclosures that have been removed or modified. In addition, the update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard will become effective for the Company for its periods beginning after December 15, 2019; early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its condensed consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the condensed consolidated financial statements of the Company.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits and wine products sold to customers less discounts, returns, and surcharges.

	September 30, 2019		September 30, 2018
	RMB	US$	RMB

Revenue	25,667,997	3,591,085	23,962,454
Other income	45,852	6,415	19,037
	25,713,849	3,597,500	23,981,491

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	September 30, 2019	September 30, 2018

Customer A	16%	12%
Customer B	16%	11%
Customer C	42%	11%
Customer D	12%	10%
Customer E	12%	10%
Customer F	10%	9%
Others	21%	37%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	September 30, 2019		September 30, 2018
	RMB	US$	RMB

Freight	9,700	1,357	280
Packaging cost	-	-	143,216
	9,700	1,357	143,496

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Computer and office equipment	334,631	46,817	268,550	39,119
Building	3,754,625	525,291	3,754,625	546,923
Add: Computer and leasehold improvement	-	-	66,081	9,626
	4,089,256	572,108	4,089,256	595,668
Less: accumulated depreciation	(1,027,666)	(143,776)	(965,032)	(140,573)
Property, plant and equipment, net,	3,061,590	428,332	3,124,224	455,095

5.	PREPAID LAND LEASE AND OTHER LEASE, NET

Prepaid land lease and other lease, net, consists of the following:

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Prepaid land lease	10,412,120	1,456,709	5,412,120	788,364
Less: accumulated amortization	(613,453)	(85,825)	(502,700)	(73,227)
Add: other lease asset-ROU – note 17	776,317	108,611	5,000,000	728,333
Prepaid land lease and other lease, net	10,574,984	1,479,495	9,909,420	1,443,470

The carrying amounts of the prepaid land lease and other lease are analyzed as:

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Current assets	1,381,624	193,296	547,180	79,706
Non-current assets	9,193,360	1,286,199	9,362,240	1,363,764
	10,574,984	1,479,495	9,909,420	1,443,470

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

5.	PREPAID LAND LEASE AND OTHER LEASE, NET – CONTINUED

Prepaid land lease represents the costs of the land use rights in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated. Prepaid other lease represents the lease of a warehouse in the PRC.

The prepaid land lease’ terms are 70 years, ending in 2082 and other leases terms are 10 years, ending in 2029.

6.	INVENTORIES

Inventories consist of the following:

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Raw materials	2,913,726	407,645	4,500,125	655,517
Finished goods	3,729,827	521,822	2,216,931	322,932
Packaging material	183,932	25,733	183,932	26,793
	6,827,485	955,200	6,900,988	1,005,242

7.	TRADE RECEIVABLES

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Trade receivables	33,391,117	4,671,589	32,053,899	4,669,177

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Prepaid expenses	36,923,164	5,165,741	45,054,919	6,562,989
Other receivables	638,350	89,308	555,604	80,933
	37,561,514	5,255,049	45,610,523	6,643,922

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

9.	CASH AND CASH EQUIVALENTS

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Cash on hand	391,582	54,784	419,446	61,099
Cash held in banks	73,204,070	10,241,626	52,744,520	7,683,106
	73,595,652	10,296,410	53,163,966	7,744,205

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Trade payables	339,120	47,445	247,685	36,079

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the year is as follows:

	September 30, 2019	September 30, 2018

Supplier A	52%	59%
Supplier B	37%	17%
Supplier C	8%	11%
Supplier D	2%	4%
Supplier E	-%	4%
Supplier F	-%	3%
Others	-%	2%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Accrued payroll and bonus	312,801	43,762	301,894	43,976
Accrued and other payables	5,493,320	768,544	3,430,703	499,738
Other tax payables	1,079,712	151,057	466,538	67,959
Receipts in advance	960,276	134,348	1,499,033	218,359
	7,846,109	1,097,711	5,698,168	830,032

12.	AMOUNT DUE TO DIRECTOR

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Current-liabilities	16,218,437	2,269,043	13,392,777	1,950,878
Non-Current-liabilities	81,781,805	11,441,695	81,781,805	11,912,863
	98,000,242	13,710,738	95,174,582	13,863,741

The amount due to director is interest-free, unsecured and repayable on demand.

13.	BANK BORROWINGS

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Loans from financial institutions – Note (i)	850,000	118,919	2,250,000	327,749
Classified as:
Current liabilities	850,000	118,919	2,250,000	327,749

Note:

(i)	Three loans from financial institutions bear fixed interest rates ranging from 5% to 5.59% per annum and mature on October 29, 2019, December 18, 2019, and March 14, 2020, respectively.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Additional paid in capital		Total share capital
Company	Number of shares	value US$	value RMB	Number of shares	value US$	value RMB	value US$	value RMB	value RMB
At June 30, 2017 and June 30, 2016	4,269,950	4,270	27,775	-	-	-	(4,269)	(27,774)	1
Common stock conversion	37,921,530	37,922	246,671	-	-	-	-	-	246,671
Conversion of amount due to a director	15,000,000	15,000	97,570	-	-	-	27,209	176,986	274,556
Shares issued for cash	13,000,000	13,000	84,561	-	-	-	91,000	591,925	676,486
Shares issued as consideration for business acquisition	28,000,000	28,000	182,131	-	-	-	-	-	182,131
Shares to be issued as consideration for business acquisition note 1	-	-	-	321,296,000	321,296	2,126,520	-	-	2,126,520
Reverse merger	-	-	-	-	-	-	(113,940)	(741,137)	(741,137)
At June 30, 2018	98,191,40	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228
Shares reverse split on August 7, 2019	(88,372,332)	-	-	(289,166,400)	-	-	-	-	-
Restated at June 30, 2018 and September 30, 2018	9,819,148	98,191	638,708	32,129,600	321,296	2,126,520	-	-	2,765,228
Shares were issued as consideration for business acquisition note 1	32,129,600	321,296	2,126,520	(32,129,600)	(321,296)	(2,126,520)	-	-	-

Total at June 30, 2019 and September 30, 2019	41,948,748	419,487	2,765,228	-	-	-	-	-	2,765,228

Each share has a nominal value of US$0.001 per share.

Note:

1.	The 321,296,000 new shares, at $0.001 per share, are part of the consideration of the acquisition of Reliant Galaxy International Limited by the Company. The aggregated nominal value of the shares is US$321,296.

2.	On July 22, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 10 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company’s common stock or stock equivalents reflects the 1-for-10 reverse stock split of the Company’s outstanding shares of common stock that became market effective on August 7, 2019. There was no change in the number of the Company’s authorized shares of common stock.

3.	On August 7, 2019, the Company effected a decrease in the number of its authorized Common Stock from 500,000,000 to 50,000,000, with its Common Stock’s par value unchanged at $0.001 per share.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

15.	INCOME TAXES

The Company is subject to taxes in the USA. The Company has had no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $24,581 that may be offset against future federal income taxes. If not used, the carry forwards will expire 20 years after they are incurred.

The Company’s BVI subsidiary is not subject to taxation.

The Company’s Hong Kong subsidiary is subject to taxes in Hong Kong. The Hong Kong subsidiary has had no taxable income.

The Company’s PRC subsidiaries are subject to taxes in China. The applicable PRC statutory income tax rate is 25% according to the Enterprise Income Tax Law.

A reconciliation of the income tax expenses in China is set out below:

	September 30, 2019		September 30, 2018
	RMB	US$	RMB

Profit before income tax	13,990,473	1,957,339	14,053,154
Taxation at the applicable tax rate of 25%	3,497,619	489,335	3,513,289
Tax effect on non-taxable income	(11,464)	(1,604)	(4,759)
Tax effects of expense that are not deductible	452,118	63,254	658,953
(Over)/under-provision in respect of previous year	-	-	-
Income taxes	3,938,273	550,985	4,167,483

16.	CONTRIBUTION PLAN IN THE PRC

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

On September 30, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of September 30, 2019 (the “effective date method”). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard that allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components. After assessment of the cumulative impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at September 30, 2019. The Company recognized additional operating lease right-of-use assets and lease liabilities of $0.7 million as of September 30, 2019.

The Company is currently a lessee under a number of operating leases for offices and a warehouse. The Company’s leases generally have remaining lease terms of 1 year to 5 years and some of which include options to terminate the leases within 1 year. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

September 30, 2019
Components of lease costs:

Total operating lease costs	246,203

September 30, 2019

Weighted average remaining lease term (years) of operating leases:	1.25

Weighted average discount rate of operating leases:	2.9%

September 30, 2019

Other - right-of-use assets	774,727

Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	(774,727)
Total lease liabilities	(774,727)

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

17.	OPERATING LEASE ARRANGEMENT – CONTINUED

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	September 30, 2019	September 30, 2018
	RMB	RMB

Within 1 year	792,694	216,000
After 1 year but within 2 years	4,500	54,000
After 2 years but within 3 years	-	-
After 3 years	-	-
Total lease payments	797,194	270,000

Less: Interest	(22,467)	-
Present value of lease liabilities	774,727	-

The Group is the lessee under a number of operating leases for offices and a warehouse. The Company’s leases generally have remaining lease terms of 1 year to 5 years and some of which include options to terminate the leases within 1 year.

18.	RELATED PARTY BALANCES AND TRANSACTIONS

The Group had the following transactions with related party balance during the financial periods:

	September 30, 2019		June 30, 2019
	RMB	US$	RMB	US$

Current-liabilities	16,218,437	2,269,043	13,392,777	1,950,878
Non-Current-liabilities	81,781,805	11,441,695	81,781,805	11,912,863
	98,000,242	13,710,738	95,174,582	13,863,741

The balance represented the amount due to directors, Mr. Peng Yang for the three months period ended as at September 30, 2019.

At the end of each reporting period, neither the Group nor the Company had any other related party transaction.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment holding
(Group) Limited	Hong Kong On February 1, 2007	RMB 1

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding and marketing self-owned brand and wholesaling of spirits

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000	100%		Marketing self-owned brand and wholesaling of spirits and wines

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered capital 10,000,000 and Paid-in capital of RMB 5,000,000	100%		Marketing self-owned brand and wholesaling of spirits

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51	%(i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2037, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

21.	INVESTMENT

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20%	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired 20% of Guangzhou Silicon Technology Co., Ltd..

22.	REVERSE MERGER

On June 29, 2018, Oranco, Inc. acquired 100% of the issued capital of Reliant in a share for share exchange with the then shareholders of Reliant. Due to the relative size of the companies, the shareholders of Reliant became the majority shareholders in the consolidated group.

Pursuant to the share for share exchange, Oranco issued an aggregated 349,296,000 new shares of common stock, with par value of $0.001 per share, of which 28,000,000 were issued on June 29, 2018, the closing date of the share exchange transaction. The remaining 321,296,000 shares were issued on May 29, 2019 following the completion of the increase of the Company’s authorized shares on February 15, 2019.

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

23.	NOTE TO THE CONSOLIDATED STAETMENT OF CASH FLOWS

Disclosure of non-cash item:

(i)	Mr. Yang Peng, the director of the Company settled a bank loan in the amount of RMB1,900,000 on behalf of Company for the period ended September 30, 2019.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On June 29, 2018, Oranco, Inc. completed and closed a share exchange transaction (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”), entered into by (i) Oranco, Inc. ( “the Company”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability (“Reliant”); (ii) and the shareholders of Reliant (“Sellers”) pursuant to which Reliant became a wholly owned subsidiary of ours. Pursuant to the Share Exchange Agreement, the Company acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly issued shares of common stock; 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares were issued to the Sellers on May 29, 2019. As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the Company. The Share Exchange was accounted for under the business combination under common control method of accounting.

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on August 7, 2019, the Company filed a Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Amendment”) with the Secretary of State of Nevada to effect a ten-for-one reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Reverse Split). The Certificate of Amendment was filed on July 22, 2019 and the Reverse Split became effective on August 7, 2019. The Company’s shares of common stock began trading on a reverse stock split adjusted basis on the OTC Market on August 7, 2019. The trading symbol for Company’s common stock will remained as “ORNC”.

On September 1, 2018, Fenyang Huaxin Spirit Development Co.. Ltd., a subsidiary of the company, acquired a 20% equity interest in Guangzhou Silicon Technology Co., Ltd., a company established in the People’s Republic of China. The acquisition of 20% equity interest in Guangzhou Silicon Technology Co., Ltd. was accounted as an interest in an associate.

Overview

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	25,667,997	3,591,085	23,962,454	3,490,525	1,705,543	7.1%	100,560	2.9%
Cost of sales	7,413,971	1,037,253	6,068,934	884,040	1,345,037	22.2%	153,213	17.3%
Gross profit	18,254,026	2,553,832	17,893,520	2,606,485	360,506	2.0%	(52,653)	(2.0)%
Selling and distribution expenses	877,871	122,819	979,639	142,701	(18,435)	(1.9)%	(8,224)	(5.8)%
Administrative expenses	3,412,079	477,367	2,876,592	419,023	446,664	15.5%	45,918	11.0%
Income from operations	13,964,076	1,953,646	14,037,289	2,044,761	(67,723)	(0.5)%	(90,347)	(4.4)%
Other income	45,852	6,415	19,037	2,773	26,815	140.9%	3,642	131.3%
Interest and other financial charges	19,455	2,722	3,172	462	16,283	513.3%	2,260	489.2%
Income before income taxes	13,990,473	1,957,339	14,053,154	2,047,072	(57,191)	(0.4)%	(88,965)	(4.3)%
Income taxes	3,938,273	550,985	4,167,483	607,062	(229,210)	(5.5)%	(56,077)	(9.2)%
Net income	10,052,200	1,406,354	9,885,671	1,440,010	172,019	1.7%	(32,888)	(2.3)%

Revenue

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	22,755,962	3,183,676	88.7%	21,374,790	3,113,589	89.2%	1,381,172	6.5%	70,087	2.3%
Sales of imported wine products	2,912,035	407,409	11.3%	2,587,664	376,936	10.8%	324,371	12.5%	30,473	8.1%
Total Amount	25,667,997	3,591,085	100.0%	23,962,454	3,490,525	100.0%	1,705,543	7.1%	100,560	2.9%

For the three months ended September 30, 2019, revenue generated from our Fenjiu liquor business was RMB22,755,962 (USD3,183,676), representing an increase of RMB1,381,172 (USD70,087), or 6.5% (2.3%), as compared to that of RMB21,374,790 (USD3,113,589) for the three months ended September 30, 2018.

The increase in revenue generated from our Fenjiu liquor business was mainly due to the increased sales volume of our Fenjiu liquor products, which can be attributed to our branding and pricing strategy.

For the three months ended September 30, 2019, revenue generated from our imported wine business was RMB2,912,035 (USD407,409), representing an increase of RMB324,371 (USD30,473) or 12.5% (8.1%), as compared to that of RMB2,587,664 (USD376,936) for the three months ended September 30, 2018. The increase was due to the Company’s effective strategy of focusing more on products with relatively higher profit margins.

Cost of Sales

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	6,773,234	947,610	91.4%	5,356,825	780,310	88.3%	1,416,409	26.4%	167,300	21.4%
Sales of imported wine products	640,737	89,643	8.6%	712,109	103,730	11.7%	(71,372)	(10.0)%	(14,087)	(13.6)%
Total Amount	7,413,971	1,037,253	100.0%	6,068,934	884,040	100.0%	1,345,037	22.2%	153,213	17.3%

For the three months ended September 30, 2019, cost of sales from our Fenjiu liquor business was RMB6,773,234 (USD947,610), representing an increase of RMB1,416,409 (RMB167,300), or 26.4% (21.4%), as compared to that of RMB5,356,825 (USD780,310) for the three months ended September 30, 2018.

For the three months ended September 30, 2019, cost of sales from our imported wine business was RMB640,737 (USD89,643), representing a decrease of RMB71,372 (USD14,087), or 10.0% (13.6%), as compared to that of RMB712,109 (USD103,730) for the three months ended September 30, 2018. The decrease was due to the Company’s effective strategy of focusing more on selling high-end products, which in general result in a lesser cost of sales than the Company’s low-end products.

Gross Profit

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	15,982,728	2,236,066	87.6%	16,017,965	2,333,279	89.5%	(35,237)	(0.2)%	(97,213)	(4.2)%
Sales of imported wine products	2,271,298	317,766	12.4%	1,875,555	273,206	10.5%	395,743	21.1%	44,560	16.3%
Total Amount	18,254,026	2,553,832	100.0%	17,893,520	2,606,485	100.0%	360,506	2.0%	(52,653)	(2.0)%

Gross profit from our Fenjiu liquor business decreased slightly of RMB35,237 (USD97,213), or 0.2% (4.2%), for the three months ended September 30, 2019, as compared to that of the same period of 2018. The gross profit contribution percentage of Fenjiu liquor business was 70.2% (70.2%) for the three months ended September 30, 2019, as compared to that of 74.9% (74.9%) for the same period of 2018. The slight decrease in gross profit margin was primarily due to the Company’s slight increases in unit costs.

Gross profit from our imported wine business increased by RMB395,743 (USD44,560), or 21.1% (16.3%), for the three months ended September 30, 2019, as compared to that of the same period of 2018. The overall gross profit contribution percentage of imported wine business was 78.0% (78.0%) for the three months ended September 30, 2019, as compared to that of 72.5% (72.5%) for the same period of 2018. The increase was due to the Company’s effective strategy of focusing more on products with relatively higher profit margins.

Selling and Distribution Expenses

For the three months ended September 30, 2019, our selling and distribution expenses were RMB877,871 (USD122,819), representing a decrease of RMB101,768 (USD19.819), or 11.6% (16.1%), as compared to that of the same period of 2018. The decrease was primarily due to the Company’s decreased packaging costs during the three months ended September 30, 2019.

Administrative Expense

For the three months ended September 30, 2019, our administrative expenses were RMB3,412,079 (USD447,367), representing an increase of RMB535,487 (USD58,527), or 15.7% (12.3%), as compared to that of the same period of 2018. The increase in administrative expenses was mainly driven by our business expansion.

Other Income

For the three months ended September 30, 2019, our other income was RMB45,852 (USD6,415), representing an increase of RMB26,815 (USD3,642), or 140.9% (131.3%), as compared to that of the same period of 2018. The increase was primarily due to the Company’s increased income from bank interests.

Interest and Other Financial Charges

For the three months ended September 30, 2019, our interests and other financial charges were RMB19,455 (USD2,722), as compared to those of RMB3,172 (USD462) for the same period of 2018. The increase of RMB16,283 (USD2,260) in interests and other financial charges were primarily due to the Company’s bank borrowings.

Income Taxes

For the three months ended September 30, 2019, our income taxes were RMB3,938,273 (USD550,985), as compared to those of RMB4,167,483 (USD607,062) for the same period of 2018. The decrease of RMB229,210 (USD56,077), or 5.5% (9.2%), in the income taxes was primarily due to the Company’s decreased taxable income and lower tax disallowable expenses for the period indicated.

Liquidity and Capital Resources

Operating Activities

Operating activities generated cash of RMB19,9331,686 (USD2,788,544) primarily from net income, when comparing with RMB27,842,042 (USD4,055,650) in 2018. It was shown as a decrease of MB6,010,356 (USD1,001,286) as we pay our suppliers in advance and give our clients a good credit term. Our collection and payment cycles can vary from period to period. Besides, we expect to impact cash flows from operating activities during the year.

Activities from inventories were a net decrease of RMB73,503 (USD10,283) was driven by the decreased of the volume for the three months ended September 30, 2019. A net increase of RMB1,997,249 for the first three months ended 30 September 2018.

Activities from deposits, prepayments and other receivables provided a net decrease of RMB8,049,008 (USD1,126,098) for the three months ended September 30, 2019, as compared to that of RMB10,136,341 (USD1,476,524) for the same period of 2018.

Activities from trade payables provided a net increase of RMB91,435 (USD12,792) for the three months ended September 30, 2019, as compared to that of RMB2,361,868 (USD344,045) for the same period of 2018.

Activities from receipts in advance, accruals and other payables provided a net increase of RMB1,371,624 (USD191,897) for the three months ended September 30, 2019. Activities from receipts in advance, accruals and other payables provided a net decrease of RMB145,329 (USD21,170) for the three months ended September 30, 2018.

Investing Activities

Investing activities were used of RMB50,000 (USD7,283) in September 30, 2018 and no investing activities in 2019, respectively.

Cash used for investing activities in 2018 was RMB50,000 (USD7,283). It was primarily related to an acquisition of interest in an associate. There were no investing activities in 2019.

Financing Activities

Financing activities provided RMB500,000 (USD69,953) for the three months ended September 30, 2019 and provided RMB1,400,000 (USD203,933) (USD203,933) for the same period in 2018.

Cash provided RMB500,000 (USD69,953) for the three months ended September 30, 2019 and RMB1,400,000 (USD203,933) for the same period in 2018, which were primarily related to proceeds of bank borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the third quarter of 2019. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2019. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2019. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

Remediation

We have initiated remediation efforts to continue strengthening our internal control over financial reporting and to specifically address the control deficiencies that led to our material weaknesses. These efforts include the following:

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

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2019 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended September 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

3.1*	Initial Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.1 filed with the SEC on November 18, 1999)

3.2*	Articles of Amendment to the Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

3.3*	By-Laws (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: November 18, 2019	/s/ Peng Yang
Peng Yang
President, Secretary and Director
(Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)