Form 10-Q
period 2019-12-31
ORANCO INC
filed 2020-02-13
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes ☐ No ☒

As of February 13, 2020, there were 41,948,757 shares of common stock, $0.001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2019

ORANCO, INC.

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	(unaudited)
	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$
ASSETS:
Current assets
Cash and cash equivalents	51,931,639	7,459,513	53,163,966	7,744,205
Trade receivables	70,369,085	10,107,886	32,053,899	4,669,177
Inventories	14,328,118	2,058,105	6,900,988	1,005,242
Deposits, prepayments and other receivables	35,486,867	5,097,370	45,610,523	6,643,922
Prepaid land lease and other lease	1,094,095	157,157	547,180	79,706
	173,209,804	24,880,031	138,276,556	20,142,252

Non-current assets
Investment	1,000,000	143,641	1,000,000	145,666
Property, plant and equipment	3,003,853	431,476	3,124,224	455,095
Prepaid land lease and other lease	9,036,567	1,298,023	9,362,240	1,363,764
	13,040,420	1,873,140	13,486,464	1,964,525
Total assets	186,250,224	26,753,171	151,763,020	22,106,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	438,596	63,000	247,685	36,079
Receipts in advance, accruals and other payables	5,695,975	818,176	5,698,168	830,032
Amount due to Director	17,785,056	2,554,663	13,392,777	1,950,878
Current tax liabilities	6,155,059	884,119	3,406,187	496,167
Bank borrowings	250,000	35,910	2,250,000	327,749
	30,324,686	4,355,868	24,994,817	3,640,905
Non-Current liabilities
Amount due to Director	81,781,805	11,747,221	81,781,805	11,912,863
	112,106,491	16,103,089	106,776,622	15,553,768
Shareholders’ equity

Number of authorized shares with par value US$0.001	50,000,000	50,000,000	50,000,000	50,000,000
Number of issued and outstanding shares	41,948,748	41,948,748	41,948,748	41,948,748
Number of fully paid shares to be issued	-	-	-	-

Share capital	2,765,228	397,200	2,765,228	402,801
Retained earnings	71,378,505	10,252,880	42,221,170	6,150,208
Total shareholders’ equity	74,143,733	10,650,080	44,986,398	6,553,009
Total liabilities and shareholders’ equity	186,250,224	26,753,169	151,763,020	22,106,777

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Six Months Ended December 31, 2019		Three Months Ended December 31, 2019		Six Months Ended December 31, 2018	Three Months Ended December 31, 2018
	RMB	USD	RMB	USD	RMB	RMB
Revenue	67,186,910	9,650,796	41,518,913	5,963,819	63,382,765	39,420,311

Cost of sales	19,608,576	2,816,596	12,194,605	1,751,645	15,593,767	9,524,833
Selling and distribution expenses	2,224,133	319,477	1,346,262	193,378	2,135,597	1,155,958
Administrative expenses	6,071,165	872,068	2,659,086	381,954	4,820,971	1,944,379
	27,903,874	4,008,141	16,199,953	2,326,977	22,550,335	12,625,170

Other income	97,445	13,997	51,593	7,411	58,336	39,299
Interest and other financial charges	141,617	20,342	122,162	17,547	34,040	30,868
Income before income taxes	39,238,864	5,636,310	25,248,391	9,590,525	40,856,726	26,803,572

Income taxes	10,081,529	1,448,121	6,143,256	882,424	10,591,714	6,424,231
Net Income	29,157,335	4,188,189	19,105,135	8,708,101	30,265,012	20,379,341

Attributable to:
Equity holders of the Company	29,157,335	4,188,189	19,105,135	8,708,101	30,265,012	20,379,341
Former non-controlling interests	-	-	-	-	-	-
	29,157,335	4,188,189	19,105,135	8,708,101	30,265,012	20,379,341

Earnings per share:
Basic and diluted earnings per share	0.70	0.10	0.46	0.07	0.07	0.05

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Share Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2018	2,765,228	2,240,740	5,005,968

Total comprehensive income for the period	-	9,885,671	9,885,671
balance at September 30, 2018	2,765,228	12,126,411	14,891,639

Total comprehensive income for the period		20,379,341	20,379,341
balance at December 31, 2018	2,765,228	32,505,752	35,270,980

Balance at June 30, 2019	2,765,228	42,221,170	44,986,398
Total comprehensive income for the period	-	10,052,200	10,052,200

Balance at September 30, 2019	2,765,228	52,273,370	55,038,598

Total comprehensive income for the period		19,105,135	19,105,135
balance at December 31, 2019	2,765,228	71,378,505	74,143,733

Balance at December 31, 2019 (US$)	397,200	10,252,881	10,650,081

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	(Unaudited)		(Unaudited)
	Six Months Ended December 31, 2019		Six Months Ended December 31, 2018
	RMB	US$	RMB
Operating activities
Net income	29,157,335	4,188,189	30,265,012
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	626,256	89,956	165,454
Changes in working capital:
Inventories	(7,427,130)	(1,066,840)	(2,320,616)
Trade receivables	(38,315,186)	(5,503,632)	(28,785,206)
Deposits, prepayments and other receivables	9,401,407	1,350,428	12,275,798
Trade payables	190,911	27,423	416,542
Receipts in advance, accruals and other payables	(2,193)	(315)	1,385,393
Current tax liabilities	2,748,872	394,850	3,961,386
Amount due to Director	1,992,279	286,173	310,589
Cash generated from operating activities	(1,627,449)	(233,768)	17,674,352

Investing activities
Payments for acquisition of property, plant and equipment	(4,878)	(701)	-
Acquisition of interest in an associate	-	-	(150,000)
Cash used in investing activities	(4,878)	(701)	(150,000)

Financing activities
Repayment of bank borrowings	(100,000)	(14,364)	-
Proceeds from bank borrowings	500,000	71,821	2,000,000
Cash used in financing activities	400,000	57,457	2,000,000

Effect of exchange rate on cash	-	(53,840)	-
(Decrease)/increase in cash and cash equivalents	(1,232,327)	(230,852)	19,524,352
Cash and cash equivalents, beginning of the period	53,163,966	7,744,205	26,504,962
Cash and cash equivalents, end of the period	51,931,640	7,459,513	46,029,314

Supplemental disclosure of cash flows information
Cash paid during the year for interest	(141,617)	(20,342)	(34,040)
Cash paid during the year for income taxes	(6,132,331)	(880,854)	(10,609,689)

The non-cash transactions have been disclosed in Note 23.

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

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on October 19, 2018, the Company entered into a business agreement with Guangzhou Silicon Technology Co., Ltd on August 20, 2018 to have Guangzhou Silicon Technology Co., Ltd. develop an anti-counterfeiting laser recognition proprietary system using blockchain technology.

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

The accompanying financial statements have been prepared in accordance with the United States (the “U.S.”) generally accepted accounting principles or GAAP. The Company operates in one reportable segment and solely within the PRC. Accordingly, no segment or geographic information has been presented.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(b)	Basis of consolidation and presentation – continued

Business Combinations

The acquisition of subsidiaries that meet the criteria for business combinations is accounted for using the acquisition method of accounting. The considerations transferred for the acquisition are the fair values of the assets transferred, the liabilities incurred to the former owners of the acquiree and the equity interests issued by the Group.

The considerations transferred include the fair value of any asset or liability resulting from a contingent consideration arrangement. Identifiable assets acquired, and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The Group recognizes any non-controlling interest in the acquiree at the non-controlling interest’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. Acquisition-related costs are expensed as incurred.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfil a contract. This guidance became effective for the Group beginning on July 1, 2018, and the Group has the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on July 1, 2018.

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

Revenue was not affected materially in any period due to the adoption of ASC Topic 606 because: (1) we identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; our performance obligation is to deliver the spirits and wine; (2) we determined the transaction price to be consistent; and (3) we recorded revenue at the same point in time, upon delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, the accounting for fulfilment costs or costs incurred to obtain a contract were not affected materially in any period due to the adoption of Topic 606.

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. We have evaluated our policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfil contracts.

We conclude that the adoption of the standard has no material impact on our revenue recognition policy.

(f)	Trade receivables and allowance for doubtful accounts

Trade receivables are stated at the amount the Group expects to collect. The Group maintains allowances for doubtful accounts for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for doubtful accounts is made and recorded into general and administrative expenses based on the aging of trade receivables and on any specifically identified receivables that may become uncollectible. Trade receivables which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company takes a write-off of the account balances when the Company can demonstrate all means of collection on the outstanding balances have been exhausted. There is no allowance for doubtful accounts in these consolidated financial statements.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average method. The components of inventories include raw materials, processing cost of finished goods and the purchase cost of products. The Group routinely evaluate the net realizable value of the inventories in light of current market conditions and market trends and record a write-down against the cost of inventories should the net realizable value falls below the cost.

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

Repairs and maintenance are expensed as incurred and asset improvements are capitalized. Consideration is given at each balance sheet date to determine whether there is any indication of impairment of the carrying amounts of the property, plant and equipment. The indication could be an unfavourable development of a business or severe economic slowdown as well as reorganization of the operation. In assessing value in use, the estimated future cash flows are discounted to their present value, based on the time value of money and the risks specific to the country where the assets are located.

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

Convenience translation

Amounts in US$ are presented for the convenience of the reader and are translated at the noon buying rate of US$1.00 to RMB 6.9618 on December 31, 2019, representing the noon buying rate set forth in the H.10 statistical release of the US Federal Reserve Board. No representation is made that the RMB amounts could have been, or could be converted, realized or settled into US$ at such rate or at any other rate.

(l)	Income taxes

Income taxes are provided for in accordance with the laws and regulations applicable to the Group as enacted by the relevant tax authorities. The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit of the related tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group records interest and penalties related to unrecognized tax benefits (if any) in interest expenses, and general and administrative expenses, respectively.

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

The Group’s financial instruments include cash and cash equivalents, term deposits, trade and other receivables, trade and other payables, and bank borrowings. The Group considers the carrying amounts approximate fair value because of the short maturity of these financial instruments.

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(p)	Adoption of new accounting standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors remains similar to pre-existing US GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The Company adopted Topic 842 effective January 1, 2019. See “Note 17, operating leases arrangement” for further details.

The adoption of the standard in the consolidated financial statements for the financial period ended December 31, 2019 will have no significant impact to the provision for income taxes and will have no impact to the net cash used in, or generated by, operating, investing, or financing activities in the Group’s consolidated statements of cash flows.

(q)	Recently issued accounting pronouncements not yet adopted

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits and wine products sold to customers less discounts, returns, and surcharges.

	Six months ended December 31, 2019		Six months ended December 31, 2018
	RMB	US$	RMB

Revenue	67,186,910	9,650,796	63,382,765
Other income	97,445	13,997	58,336
	67,284,355	9,664,793	63,441,101

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	Six months ended December 31, 2019	Six months ended December 31, 2018

Customer A	17%	13%
Customer B	16%	12%
Customer C	14%	12%
Customer D	12%	11%
Customer E	11%	11%
Customer F	11%	10%
Others	19%	31%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	December 31, 2019		December 31, 2018
	RMB	US$	RMB

Freight	10,868	1,561	16,209
Packaging cost	-	-	147,716
	10,868	1,561	163,925

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Computer and office equipment	334,631	46,817	268,550	39,119
Building	3,754,625	525,291	3,754,625	546,923
Add: Computer and office equipment	4,878	701	66,081	9,626
	4,094,134	588,086	4,089,256	595,668
Less: accumulated depreciation	(1,090,281)	(156,610)	(965,032)	(140,573)
Property, plant and equipment, net,	3,003,853	431,476	3,124,224	455,095

5.	PREPAID LAND LEASE AND OTHER LEASE, NET

Prepaid land lease and other lease, net, consists of the following:

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Prepaid land lease and other lease	11,134,369	1,599,352	5,412,120	788,364
Less: accumulated amortization	(1,003,707)	(144,174)	(502,700)	(73,227)
Add: other lease asset-ROU – note 17	-	-	5,000,000	728,333
Prepaid land lease and other lease, net	10,130,662	1,455,179	9,909,420	1,443,470

The carrying amounts of the prepaid land lease and other lease are analysed as:

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Current assets	1,094,095	157,157	547,180	79,706
Non-current assets	9,036,567	1,298,023	9,362,240	1,363,764
	10,130,662	1,479,495	9,909,420	1,443,470

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

5.	PREPAID LAND LEASE AND OTHER LEASE, NET – CONTINUED

Prepaid land lease represents the costs of the land use rights in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated. Prepaid other lease represents the lease of the Company’s warehouse in the PRC.

The prepaid land lease’ terms are 70 years, ending in 2082 and other leases terms are 10 years, ending in 2029.

6.	INVENTORIES

Inventories consist of the following:

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Raw materials	5,647,449	811,205	4,500,125	655,517
Finished goods	8,503,968	1,221,518	2,216,931	322,932
Packaging material	176,701	25,382	183,932	26,793
	14,328,118	2,058,105	6,900,988	1,005,242

7.	TRADE RECEIVABLES

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Trade receivables	70,369,085	10,107,886	32,053,899	4,669,177

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Prepaid expenses	34,827,197	5,002,614	45,054,919	6,562,989
Other receivables	659,670	94,755	555,604	80,933
	35,486,867	5,097,369	45,610,523	6,643,922

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

9.	CASH AND CASH EQUIVALENTS

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Cash on hand	295,727	42,479	419,446	61,099
Cash held in banks	51,635,912	7,417,034	52,744,520	7,683,106
	51,931,639	7,459,513	53,163,966	7,744,205

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Trade payables	438,596	63,000	247,685	36,079

For larger suppliers, the Group makes payment in advance for the inventories. For smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the year is as follows:

	December 31, 2019	December 31, 2018

Supplier A	54%	57%
Supplier B	25%	24%
Supplier C	19%	4%
Supplier D	2%	3%
Supplier E	-%	2%
Supplier F	-%	2%
Others	-%	8%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Accrued payroll and bonus	325,213	46,714	301,894	43,976
Accrued and other payables	3,375,966	484,927	3,430,703	499,738
Other tax payables	1,115,502	160,232	466,538	67,959
Receipts in advance	879,294	126,303	1,499,033	218,359
	5,695,975	818,176	5,698,168	830,032

12.	AMOUNT DUE TO DIRECTOR

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Current-liabilities	17,785,056	2,554,663	13,392,777	1,950,878
Non-Current-liabilities	81,781,805	11,747,221	81,781,805	11,912,863
	99,566,861	14,301,884	95,174,582	13,863,741

The amount due to director is interest-free, unsecured and repayable on demand.

13.	BANK BORROWINGS

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Loans from a financial institution – Note (i)	250,000	35,910	2,250,000	327,749
Classified as:
Current liabilities	250,000	35,910	2,250,000	327,749

Note:

(i)	A loan from financial institution bears fixed interest rates at approximately 5.59% per annum and will mature on March 14, 2020.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Additional paid in capital		Total share capital
	Number of shares	Value US$	Value RMB	Number of shares	Value US$	Value RMB	Value US$	Value RMB	value RMB
Company
At June 30, 2017 and June 30, 2016	4,269,950	4,270	27,775	-	-	-	(4,269)	(27,774)	1
Common stock conversion	37,921,530	37,922	246,671	-	-	-	-	-	246,671
Conversion of amount due to a director	15,000,000	15,000	97,570	-	-	-	27,209	176,986	274,556
Shares issued for cash	13,000,000	13,000	84,561	-	-	-	91,000	591,925	676,486
Shares issued as consideration for business acquisition	28,000,000	28,000	182,131	-	-	-	-	-	182,131
Shares to be issued as consideration for business acquisition note 1	-	-	-	321,296,000	321,296	2,126,520	-	-	2,126,520
Reverse merger	-	-	-	-	-	-	(113,940)	(741,137)	(741,137)
At June 30, 2018	98,191,40	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228
Shares reverse split on August 7, 2019	(88,372,332)	-	-	(289,166,400)	-	-	-	-	-
Restated at June 30, 2018 and December 31, 2018	9,819,148	98,191	638,708	32,129,600	321,296	2,126,520	-	-	2,765,228
Shares were issued as consideration for business acquisition note 1	32,129,600	321,296	2,126,520	(32,129,600)	(321,296)	(2,126,520)	-	-	-

Total at June 30, 2019 and December 31, 2019	41,948,748	419,487	2,765,228	-	-	-	-	-	2,765,228

Each share has a nominal value of US$0.001 per share.

Note:

1.	The 321,296,000 new shares, at $0.001 per share, were part of the consideration of the acquisition of Reliant Galaxy International Limited by the Company. The aggregated nominal value of the shares is US$321,296.

2.	On July 22, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of its then issued and outstanding shares of common stock at a ratio of 10-for-1. All current and historical information contained herein related to the per share information for the Company’s common stock reflects the 1-for-10 reverse stock split that became market effective on August 7, 2019.

3.	On August 7, 2019, the Company effected a decrease in the number of its authorized common stock from 500,000,000 to 50,000,000, with its common stock’s par value unchanged at $0.001 per share.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

15.	INCOME TAXES

The Company is subject to taxes in the United States (the “US”). The Company has had no taxable income under Federal or State tax laws. The Company has loss carry forwards totalling $24,581 that may be offset against future federal income taxes. If not used, the carry forwards will expire 20 years after they are incurred.

The Company’s British Virgin Islands subsidiary is not subject to taxation.

The Company’s Hong Kong subsidiary is subject to taxes in Hong Kong. However, the Hong Kong subsidiary has had no taxable income.

The Company’s PRC subsidiaries are subject to taxes in China. The applicable PRC statutory income tax rate is 25% according to the Enterprise Income Tax Law.

A reconciliation of the income tax expenses in China is set out below:

	Six months ended December 31, 2019		Six months ended December 31, 2018
	RMB	US$	RMB

Profit before income tax	39,238,864	5,636,310	40,856,726
Taxation at the applicable tax rate of 25%	9,809,716	1,409,077	10,350,322
Tax effect on non-taxable income	(24,361)	(3,499)	(14,581)
Tax effects of expense that are not deductible	765,796	110,00089,619	255,973
(Over)/under-provision in respect of previous year	469,622	67,457	-
Income taxes	10,081,529	1,448,121	10,591,714

16.	CONTRIBUTION PLAN IN THE PRC

As stipulated by the PRC state regulations, the Company’s PRC subsidiaries should participate in the state-run defined contribution retirement scheme. All employees are entitled to an annual pension payment equal to a fixed proportion of the average basic salary of the geographical area of their last employment at their retirement date. The PRC subsidiaries are required to make contributions to the local social security bureau at 29.4% to 37.4% of the previous year’s average basic salary amount of the geographical area where the employees are under employment with the PRC subsidiaries. The Group has no obligation for the payment of pension benefits beyond the annual contributions as set out above.

According to the relevant rules and regulations of the PRC, the Company’s PRC subsidiaries and their employees are each required to make contributions to an accommodation fund at 9% of the employees’ salaries and wages, which are administered by the Public Accumulation Funds Administration Centre. There is no further obligation for the Group except for such contributions to the accommodation fund. The Group had no significant obligation apart from the contributions as stated above.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

17.	OPERATING LEASE ARRANGEMENT

On September 30, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of September 30, 2019 (the “effective date method”). Under the effective date method, financial results reported prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard that allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components. After assessment of the cumulative impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at December 31, 2019. The Company recognized additional operating lease right-of-use assets and lease liabilities of $0.7 million as of December 31, 2019.

The Company is currently a lessee under a number of operating leases for offices and a warehouse. The Company’s leases generally have remaining lease terms of 1 year to 5 years and some of which include options to terminate within 1 year. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

December 31, 2019
Components of lease costs:

Total operating lease costs	229,289.00

December 31, 2019

Weighted average remaining lease term (years) of operating leases:	1.25

Weighted average discount rate of operating leases:	2.9%

December 31, 2019

Other - right-of-use assets	470,535

Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	(499,899)
Total lease liabilities	(499,899)

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

17.	OPERATING LEASE ARRANGEMENT – CONTINUED

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	December 31, 2019	December 31, 2018
	RMB	RMB

Within 1 year	484,415	216,000
After 1 year but within 2 years	-	54,000
After 2 years but within 3 years	-	-
After 3 years	-	-
Total lease payments	484,415	270,000

Less: Interest	(13,879)	-
Present value of lease liabilities	470,535	-

The Group is the lessee under a number of operating leases for offices and a warehouse. The Company’s leases generally have remaining lease terms of 1 year to 5 years and some of which include options to terminate within 1 year.

18.	RELATED PARTY BALANCES AND TRANSACTIONS

The Group had the following transactions with related party balance during the financial periods:

	December 31, 2019		June 30, 2019
	RMB	US$	RMB	US$

Current-liabilities	17,785,056	2,554,663	13,392,777	1,950,878
Non-Current-liabilities	81,781,805	11,747,221	81,781,805	11,912,863
	99,566,861	14,301,884	95,174,582	13,863,741

The balance represented the amount due to directors, Mr. Peng Yang for the three months ended as at December 31, 2019.

At the end of each reporting period, neither the Group nor the Company had any other related party transaction.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment holding
(Group) Limited	Hong Kong On February 1, 2007	RMB 1

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding and marketing self-owned brand and wholesaling of spirits

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000	100%		Marketing self-owned brand and wholesaling of spirits and wines

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered capital 10,000,000 and Paid-in capital of RMB 5,000,000	100%		Marketing self-owned brand and wholesaling of spirits

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51	%(i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2037, which is 20 years from the date of incorporation permitted by the PRC’s regulations on company registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

21.	INVESTMENT

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20%	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired 20% of Guangzhou Silicon Technology Co., Ltd..

22.	REVERSE MERGER

On June 29, 2018, Oranco, Inc. acquired 100% of the issued capital of Reliant in a share exchange transaction with the then shareholders of Reliant. Due to the relative size of the companies, the shareholders of Reliant became the majority shareholders in the consolidated group.

Pursuant to the share exchange, Oranco issued an aggregated 349,296,000 new shares of common stock, with par value of $0.001 per share, of which 28,000,000 were issued on June 29, 2018. The remaining 321,296,000 shares were issued on May 29, 2019 following the completion of the increase of the Company’s authorized shares on February 15, 2019.

At the date of the share exchange transaction, Oranco, Inc. was a shell company with minimal assets and operations. The transaction has been treated as a group reconstruction and has been accounted for using the reverse merger accounting method. Accordingly, the consolidated financial statements have been treated as being a continuation of the consolidated financial statements of Reliant, with Oranco, Inc. being treated as the acquired entity for accounting purposes. Accordingly, the financial information for the previous period and comparatives reflects the consolidated operations of Reliant.

23.	NOTE TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

Disclosure of non-cash item:

(i)	Mr. Peng Yang, the Director of the Company, settled a bank loan in the amount of RMB2,400,000 on behalf of the Company for the period ended December 31, 2019.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On June 29, 2018, Oranco, Inc. completed and closed a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Share Exchange Agreement”) entered into by (i) Oranco, Inc. (“the Company”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability (“Reliant”); (ii) and the shareholders of Reliant (“Sellers”), pursuant to which Reliant became a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement, the Company acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly issued shares of the Company’s common stock; 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares were issued to the Sellers on May 29, 2019. As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the Company. The Share Exchange was accounted for under the business combination under common control method of accounting.

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on August 7, 2019, the Company filed a Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Amendment”) with the Secretary of State of Nevada to effect a ten-for-one reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Reverse Split”). The Certificate of Amendment was filed on July 22, 2019 and the Reverse Split became effective on August 7, 2019. The Company’s shares of common stock began trading on a reverse stock split adjusted basis on the OTC Market on August 7, 2019. The trading symbol for the Company’s common stock remains as “ORNC”.

On September 1, 2018, Fenyang Huaxin Spirit Development Co. Ltd., a subsidiary of the Company, acquired a 20% equity interest in Guangzhou Silicon Technology Co., Ltd., a company established in the People’s Republic of China. The acquisition of 20% equity interest in Guangzhou Silicon Technology Co., Ltd. was accounted for as an interest in an associate.

Results of Operations

Overview

For the three months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019 (Unaudited)		Three months ended December 31, 2018 (Unaudited)		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	41,518,913	5,963,819	39,420,311	5,733,446	2,098,602	5.3%	230,373	4.0%
Cost of sales	12,194,605	1,751,645	9,534,833	1,385,330	2,669,772	28.0%	366,315	26.4%
Gross profit	29,324,308	4,212,174	29,885,478	4,348,116	(571,170)	(1.9%)	(135,942)	(3.1%)
Selling and distribution expenses	1,346,262	193,378	1,155,958	168,127	190,304	16.5%	25,251	15.0%
Administrative expenses	2,659,086	381,954	1,944,379	282,798	714,707	36.8%	99,156	35.1%
Income from operations	25,318,960	3,636,842	26,795,141	3,897,191	(1,476,181)	(5.5%)	(260,349)	(6.7%)
Other income	51,593	7,411	39,299	5,716	12,294	31.3%	1,695	29.7%
Interest and other financial charges	122,162	17,547	30,868	4,490	91,294	295.8%	13,057	290.8%
Income before income taxes	25,248,391	3,626,706	26,803,572	3,898,417	(1,555,181)	(5.8%)	(271,711)	(7.0%)
Income taxes	6,143,256	882,424	6,424,231	934,366	(280,975)	(4.4%)	(51,942)	(5.6%)
Net income	19,105,135	2,744,282	20,379,341	2,964,051	(1,274,206)	(6.3%)	(219,769)	(7.4%)

Revenue

	Three months ended December 31, 2019 (Unaudited)			Three months ended December 31, 2018 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	37,444,981	5,378,635	90.2%	37,386,358	5,437,620	94.8%	58,623	0.2%	(58,985)	(1.1%)
Sales of imported wine products	4,073,932	585,184	9.8%	2,033,953	295,826	5.2%	2,039,979	100.3%	289,358	97.8%
Total Amount	41,518,913	5,963,819	100.0%	39,420,311	5,733,446	100.0%	2,098,602	5.3%	230,373	4.0%

For the three months ended December 31, 2019, revenue generated from our Fenjiu liquor business was RMB37,444,981 (USD5,378,635), representing an increase of RMB58,623 (a decrease of USD58,985 due to foreign currency translation), or 0.2% (-1.1%), as compared to that of RMB37,386,358 (USD5,437,620) for the three months ended December 31, 2018. The revenue generated from our Fenjiu liquor business remained stable for the three months ended December 31, 2019.

For the three months ended December 31, 2019, revenue generated from our imported wine business was RMB4,073,932 (USD585,184), representing an increase of RMB2,039,979 (USD289,358), or 100.3% (97.8%), as compared to that of RMB2,033,953 (USD295,826) for the three months ended December 31, 2018. The product mix for imported wine sales was different for the three months ended December 31, 2019 and 2018. The overall sales increased due to the Company’s effective strategy of focusing more on products with relatively higher profit margins.

Cost of Sales

	Three months ended December 31, 2019 (Unaudited)			Three months ended December 31, 2018 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	11,265,833	1,618,235	92.4%	8,991,494	1,307,759	94.4%	2,274,339	25.3%	310,476	23.7%
Sales of imported wine products	928,772	133,410	7.6%	533,339	77,571	5.6%	395,433	74.1%	55,839	72.0%
Total Amount	12,194,605	1,751,645	100.0%	9,524,833	1,385,330	100.0%	2,669,772	28.0%	366,315	26.4%

For the three months ended December 31, 2019, cost of sales from our Fenjiu liquor business was RMB11,265,833 (USD1,618,235), representing an increase of RMB2,274,339 (USD310,476), or 25.3% (23.7%), as compared to that of RMB8,991,494 (USD1,307,759) for the three months ended December 31, 2018. The Company’s sales volume for Fenjiu liquor products remained stable for the three months ended December 31, 2019 and 2018. The purchase prices from our suppliers increased, thus the Company experienced an increase in its cost of sales.

For the three months ended December 31, 2019, cost of sales from our imported wine business was RMB928,772 (USD133,410), representing an increase of RMB395,433 (USD55,839), or 74.1% (72.0%), as compared to that of RMB533,339 (USD77,571) for the three months ended December 31, 2018. The product mix of imported wine sales was different for the three months ended December 31, 2019, and 2018. The increase in the cost of sales was due to the Company’s strategy of focusing more on products with relatively higher profit margins and higher per-unit cost.

Gross Profit

	Three months ended December 31, 2019 (Unaudited)			Three months ended December 31, 2018 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	26,179,148	3,760,400	89.3%	28,394,864	4,129,861	95.0%	(2,215,716)	(7.8%)	(369,461)	(8.9%)
Sales of imported wine products	3,145,160	451,774	10.7%	1,500,614	218,255	5.0%	1,644,546	109.6%	233,519	107.0%
Total Amount	29,324,308	4,212,174	100.0%	29,895,478	4,348,116	100.0%	(571,170)	(1.9%)	(135,942)	(3.1%)

Gross profit from our Fenjiu liquor business decreased by RMB2,215,716 (USD369,461), or 7.8% (8.9%), for the three months ended December 31, 2019, as compared to that of the same period of 2018. The gross profit contribution percentage of Fenjiu liquor business was 69.9% (69.9%) for the three months ended December 31, 2019, as compared to that of 75.9% (75.9%) for the same period of 2018. The decrease in gross profit was primarily due to an increase in the Company’s cost of sales. The increase in the cost of sales was due to the Company’s strategy of focusing more on products with relatively higher profit margins and higher per-unit cost.

Gross profit from our imported wine business increased by RMB1,644,546 (USD233,519), or 109.6% (107.0%), for the three months ended December 31, 2019, as compared to that of the same period of 2018. The overall gross profit contribution percentage of imported wine business was 77.2% (77.2%) for the three months ended December 31, 2019, as compared to that of 73.8% (73.8%) for the same period of 2018. The increase in gross profit was due to the Company’s effective strategy of focusing more on products with relatively higher profit margins.

Selling and Distribution Expenses

For the three months ended December 31, 2019, our selling and distribution expenses were RMB1,346,262 (USD193,378), representing an increase of RMB190,304 (USD25,251), or 16.5% (15.0%), as compared to that of the same period of 2018. The increase was primarily due to the Company’s increased advertising expenses.

Administrative Expense

For the three months ended December 31, 2019, our administrative expenses were RMB2,659,086 (USD381,954), representing an increase of RMB714,707 (USD99,156), or 36.8% (35.1%), as compared to that of the same period of 2018. The increase was primarily due to the RMB’s exchange rate drop, increased regulatory fees, and depreciation in our property, plant, and equipment.

Other Income

For the three months ended December 31, 2019, our other income was RMB51,593 (USD7,411), representing an increase of RMB12,294 (USD1,695), or 31.3% (29.7%), as compared to that of the same period of 2018. The increase was primarily due to the Company’s increased income from bank interests.

Interest and Other Financial Charges

For the three months ended December 31, 2019, our interest and other financial charges were RMB122,162 (USD17,547), as compared to that of RMB30,868 (USD4,490) during the same period of 2018. The increase in interest and other financial charges was primarily due to the Company’s increased bank borrowings.

Income Taxes

For the three months ended December 31, 2019, our income taxes were RMB6,143,256 (USD882,424), as compared to that of RMB6,424,231 (USD934,366) for the same period of 2018. The decrease in the income taxes was primarily due to the Company’s decreased taxable income for the three months ended December 31, 2019.

For the six months ended December 31, 2019 and 2018:

	Six months ended December 31, 2019 (Unaudited)		Six months ended December 31, 2018 (Unaudited)		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	67,186,910	9,650,796	63,382,765	9,218,641	3,804,145	6.0%	432,155	4.7%
Cost of sales	19,608,576	2,816,596	15,593,767	2,268,019	4,014,809	25.7%	548,577	24.2%
Gross profit	47,578,334	6,834,200	47,788,998	6,950,622	(210,664)	(0.4%)	(116,422)	(1.7%)
Selling and distribution expenses	2,224,133	319,477	2,135,597	310,610	88,536	4.1%	8,867	2.9%
Administrative expenses	6,071,165	872,068	4,820,971	701,181	1,250,194	25.9%	170,887	24.4%
Income from operations	39,283,036	5,642,655	40,832,430	5,938,831	(1,549,394)	(3.8%)	(296,176)	(5.0%)
Other income	97,445	13,997	58,336	8,485	39,109	67.0%	5,512	65.0%
Interest and other financial charges	141,617	20,342	34,040	4,951	107,577	316.0%	15,391	310.9%
Income before income taxes	39,238,864	5,636,310	40,856,726	5,942,365	(1,617,862)	(4.0%)	(306,055)	(5.2%)
Income taxes	10,081,529	1,448,121	10,591,714	1,540,501	(510,185)	(4.8%)	(92,380)	(6.0%)
Net income	29,157,335	4,188,189	30,265,012	4,401,864	(1,107,677)	(3.7%)	(213,675)	(4.9%)

Revenue

	Six months ended December 31, 2019 (Unaudited)			Six months ended December 31, 2018 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	60,200,943	8,647,325	89.6%	58,761,148	8,546,455	92.7%	1,439,795	2.5%	100,870	1.2%
Sales of imported wine products	6,985,967	1,003,471	10.4%	4,621,617	672,186	7.3%	2,364,350	51.2%	331,285	49.3%
Total Amount	67,186,910	9,650,796	100.0%	63,382,765	9,218,641	100.0%	3,804,145	6.0%	432,155	4.7%

For the six months ended December 31, 2019 and 2018, revenue generated from our Fenjiu liquor business was RMB60,200,943 (USD8,647,324) and RMB58,761,148 (USD8,546,455), respectively, which represented an increase of RMB1,439,795 (USD100,869), or 2.5% (1.2%). The increase in revenue generated from our Fenjiu liquor business was mainly due to the increased sales volume of our Fenjiu liquor products, which can be attributed to our branding and pricing strategy.

For the six months ended December 31, 2019 and 2018, revenue generated from our imported wine business was RMB6,985,967 (USD1,003,471) and RMB4,621,617 (USD672,186), respectively, which represented an increase of RMB2,364,350 (USD331,285), or 51.2% (49.3%). The increase was due to the Company’s effective strategy of focusing more on products with relatively higher profit margins.

Cost of Sales

	Six months ended December 31, 2019 (Unaudited)			Six months ended December 31, 2018 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	18,039,067	2,591,150	92.0%	14,348,319	2,086,876	92.0%	3,690,748	25.7%	504,274	24.2%
Sales of imported wine products	1,569,509	225,446	8.0%	1,245,448	181,143	8.0%	324,061	26.0%	44,303	24.5%
Total Amount	19,608,576	2,816,596	100.0%	15,593,767	2,268,019	100.0%	4,014,809	25.7%	548,577	24.2%

For the six months ended December 31, 2019 and 2018, cost of sales from our Fenjiu liquor business was RMB18,039,067 (USD2,591,150) and RMB14,348,319 (USD2,086,876), respectively, which represented an increase of RMB3,690,748 (USD504,274) or 25.7% (24.2%). The purchase prices and thus cost of sales increased, although the sales volume remained stable.

For the six months ended December 31, 2019 and 2018, cost of sales from our imported wine business was RMB1,569,509 (USD225,446) and RMB1,245,448 (USD181,143), respectively, which represented an increase of RMB324,061 (USD44,303) or 26.0% (24.5%). The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. The product mix of imported wine sales was different for the three months ended December 31, 2019, and 2018. The increase in the cost of sales was due to the Company’s strategy of focusing more on products with relatively higher profit margins and higher per-unit cost.

Gross Profit

	Six months ended December 31, 2019 (Unaudited)			Six months ended December 31, 2018 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	42,161,876	6,056,175	88.6%	44,412,829	6,459,579	92.9%	(2,250,953)	(5.1%)	(403,404)	(6.2%)
Sales of imported wine products	5,416,458	778,025	11.4%	3,376,169	491,043	7.1%	2,040,289	60.4%	286,982	58.4%
Total Amount	47,578,334	6,834,200	100.0%	47,788,998	6,950,622	100.0%	(210,664)	(0.4%)	(116,422)	(1.7%)

Gross profit from our Fenjiu liquor business decreased by RMB2,250,953 (USD403,405), or 5.1% (6.2%), for the six months ended December 31, 2019, as compared to that of the same period of 2018. The gross profit contribution percentage of Fenjiu liquor business was 70.0% (70.0%) for the six months ended December 31, 2019, as compared to that of 75.6% (75.6%) for the same period of 2018. The decrease in gross profit margin primarily represented the Company’s pricing strategy that the selling price did not increase as fast as cost of sales.

Gross profit from our imported wine business increased by RMB2,040,289 (USD286,982), or 60.4% (58.4%), for the six months ended December 31, 2019, as compared to that of the same period of 2018. The gross profit contribution percentage of imported wine business was 77.5% (77.5%) for the six months ended December 31, 2019, as compared to that of 73.1% (73.1%) for the same period of 2018. The increase in gross profit was due to the Company’s effective strategy of focusing more on products with relatively higher profit margins.

Selling and Distribution Expenses

For the six months ended December 31, 2019, our selling and distribution expenses were RMB2,224,133 (USD319,477), representing an increase of RMB88,536 (USD8,867), or 4.1% (2.9%), as compared to that of the same period of 2018. The increase was primarily due to the Company’s increased advertising expenses.

Administrative Expense

For the six months ended December 31, 2019, our administrative expenses were RMB6,071,165 (USD872,068), representing an increase of RMB1,250,194 (USD170,887), or 25.9% (24.4%), as compared to that of the same period of 2018. The increase was primarily due to the RMB’s exchange rate drop, increased regulatory fees. Deprecation increased in line with the property, plant and equipment. The foreign exchange differences increased under the decline of RMB against USD, due to settlement of USD denominated transactions by RMB.

Other Income

For the six months ended December 31, 2019, our other income was RMB97,445 (USD13,997), representing an increase of RMB39,109 (USD5,512), or 67.0% (65.0%), as compared to that of the same period of 2018. The increase was primarily due to the Company’s increased income from bank interests.

Interest and Other Financial Charges

For the six months ended December 31, 2019, our interest and other financial charges were RMB141,617 (USD20,342), as compared to that of RMB34,040 (USD4,951) for the same period of 2018. The increase in interest and other financial charges was primarily due to the Company’s increased bank borrowings.

Income Taxes

For the six months ended December 31, 2019, our income taxes were RMB10,081,529 (USD1,448,121), as compared to that of RMB10,591,714 (USD1,540,501) for the same period of 2018. The decrease in the income taxes was primarily due to the Company’s decreased taxable income for the six months ended December 31, 2019.

Liquidity and Capital Resources

Operating Activities

Operating activities used RMB1,627,449 (USD233,768) and generated RMB17,674,352 (USD2,570,627) of cash in the years of 2019 and 2018, respectively. The decrease of RMB19,301,801 (USD2,804,395) in 2019 was primarily a result of change in net operating assets in 2019 when compared with 2018.

Activity from inventories included a net increase of RMB7,472,130 (USD1,066,840) compared to a net increase of RMB2,320,616 (USD337,520) for the six months ended December 31, 2019 and 2018, respectively.

An increase in inventory level for the six months ended December 31, 2019 was greater than that for the six months ended December 31, 2018. This represented more cash outflow for six months ended December 31, 2019.

Activity from trade receivables included a net increase of RMB38,315,186 (USD5,503,632) compared to a net increase of RMB28,785,206 (USD4,186,635) for the six months ended December 31, 2019 and 2018, respectively. An increase in trade receivables level for the six months ended December 31, 2019 was greater than that for the six months ended December 31, 2018. This represented the Company recorded higher receivables, thus decreasing cash flows from operating activities.

Activities from deposits, prepayments and other receivables resulted a net decrease of RMB9,401,40 (USD1,350,428) for the six months ended December 31, 2019, as compared to that of RMB12,275,798 (USD1,785,441) for the same period in 2018.

Activities from receipts in advance, accruals, and other payables resulted in a net decrease of RMB2,193 (USD315) for the six months ended December 31, 2019, as compared to that of RMB1,385,393 (USD201,497) for the same period in 2018.

Activities from current tax liabilities resulted a net increase of RMB2,748,872 (USD394,850) for the six months ended December 31, 2019, as compared to that of a net increase of RMB3,961,386 (USD576,160) for the same period in 2018.

Activities from amount due to a director included a net increase of RMB1,992,279 (USD286,173) for the six months ended December 31, 2019, as compared to that of a net increase of RMB310,589 (USD45,173) for the same period in 2018.

Investing Activities

Investing activities used RMB4,878 (USD701) and RMB150,000 (USD21,817) for the six months ended December 31, 2019 and 2018, respectively.

The Company used cash amounted to RMB4,878 (USD701) during the six months ended December 31, 2019. The Company used the cash primarily for acquiring properties, plants, and equipment.

The Company used cash amounted to RMB150,000 (USD21,817) during the six months ended December 31,2018. The Company used the cash primarily for acquiring interests in an associate.

Financing Activities

Financing activities provided RMB400,000 (USD57,457) and RMB2,000,000 (USD290,888) for the six months ended December 31, 2019 and 2018, respectively.

Cash of RMB500,000 (USD71,821) provided in the six months ended December 31, 2019 and RMB2,000,000 (USD290,888) in the six months ended December 31, 2018 were primarily related to proceeds of bank borrowings.

Cash of RMB100,000 (USD14,364) used in the six months ended December 31, 2019 were primarily related to repayment of bank borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the quarter covered by this 10-Q report. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2019. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

Remediation

We have initiated remediation efforts to continue strengthening our internal control over financial reporting and to specifically address the control deficiencies that led to our material weaknesses. These efforts include the following:

●	Required all of the accounting personnel in the accounting department to take a minimum of 24 CPE credits annually with a focus on US GAAP and financial reporting standards. We also required the Chief Financial Officer to take a minimum of 40 CPE credits annually with a focus on US GAAP and financial reporting standards;

●	Implemented an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

●	Implemented an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with the established policies and procedures are fully understood throughout the organization, and we plan to provide continuous US GAAP knowledge training to relevant employees involved to ensure the performance of and the compliance with those procedures and policies.

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

Except for the aforementioned remediation plans, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, to have materially affected the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2019 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended December 31, 2019.

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

ORANCO, INC.

Date: February 13, 2020	/s/ Peng Yang
Peng Yang
President, Secretary and Director
(Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)