Form 10-Q
period 2020-03-31
ORANCO INC
filed 2020-05-21
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 000-28181

ORANCO, INC.

(Exact name of registrant as specified in charter)

Nevada	87-0574491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006	10006
(Address of principal executive offices)	(Zip Code)

(646)7593614

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of May 21, 2020, there were 41,948,757 shares of common stock, $0.001 par value, issued and outstanding.

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

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. In addition, there is uncertainty about the spread of the COVID-19 virus and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains and economic activity in general. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020

ORANCO, INC.

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in RMB and US$, except for number of shares and per share data)

	(unaudited)
	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$
ASSETS:
Current assets
Cash and cash equivalents	69,594,118	9,828,567	53,163,966	7,744,205
Trade receivables	57,607,753	8,135,769	32,053,899	4,669,177
Inventories	11,519,715	1,626,895	6,900,988	1,005,242
Deposits, prepayments and other receivables	33,532,335	4,735,669	45,610,523	6,643,922
Prepaid land lease and other lease	998,555	141,023	547,180	79,706
	173,252,476	24,467,923	138,276,556	20,142,252

Non-current assets
Investment	1,000,000	141,227	1,000,000	145,666
Property, plant and equipment	2,949,208	416,508	3,124,224	455,095
Prepaid land lease and other lease	8,884,147	1,254,682	9,362,240	1,363,764
	12,833,355	1,812,417	13,486,464	1,964,525
Total assets	186,085,831	26,280,340	151,763,020	22,106,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	573,401	80,980	247,685	36,079
Receipts in advance, accruals and other payables	4,618,819	652,303	5,698,168	830,032
Amount due to Director	18,671,556	2,566,314	13,392,777	1,950,878
Current tax liabilities	1,792,682	253,175	3,406,187	496,167
Bank borrowings	220,000	101,683	2,250,000	327,749
	25,876,458	3,654,455	24,994,817	3,640,905
Non-Current liabilities
Amount due to Director	81,781,805	11,549,797	81,781,805	11,912,863
	107,658,263	15,204,252	106,776,622	15,553,768
Shareholders’ equity

Number of authorized shares with par value US$0.001	50,000,000	50,000,000	50,000,000	50,000,000
Number of issued and outstanding shares	41,948,748	41,948,748	41,948,748	41,948,748
Number of fully paid shares to be issued	-	-	-	-

Share capital	2,765,228	390,525	2,765,228	402,801
Retained earnings	75,662,340	10,685,563	42,221,170	6,150,208
Total shareholders’ equity	78,427,568	11,076,088	44,986,398	6,553,009
Total liabilities and shareholders’ equity	186,085,831	26,280,340	151,763,020	22,106,777

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Nine Months Ended March 31, 2020		Three Months Ended March 31, 2020		Nine Months Ended March 31, 2019	Three Months Ended March 31, 2019
	RMB	USD	RMB	USD	RMB	RMB
Revenue	80,961,250	11,433,913	13,774,340	1,945,308	96,037,641	32,654,876

Cost of sales	23,589,080	3,331,415	3,980,504	562,155	24,395,247	8,801,480
Selling and distribution expenses	2,895,820	408,968	671,687	94,860	3,020,324	884,727
Administrative expenses	9,173,102	1,295,489	3,101,937	438,077	6,159,429	1,338,458
	35,658,002	5,035,872	7,754,128	1,095,092	33,575,000	11,024,665

Other income	138,095	19,503	40,650	5,741	90,807	32,471
Interest and other financial charges	144,189	20,363	2,572	363	41,238	7,198
Income before income taxes	45,297,154	6,397,181	6,058,290	855,594	62,512,210	21,655,484

Income taxes	11,855,983	1,674,385	1,774,454	250,601	16,024,012	5,432,298
Net Income	33,441,171	4,722,796	4,283,836	604,993	46,488,198	16,223,186

Attributable to:
Equity holders of the Company	33,441,171	4,722,796	4,283,836	604,993	46,488,198	16,223,186
Former non-controlling interests	-	-	-	-	-	-
	33,441,171	4,722,796	4,283,836	604,993	46,488,198	16,223,186

Earnings per share:
Basic and diluted earnings per share	0.80	0.11	0.10	0.01	0.11	0.04

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Share Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2018	2,765,228	2,240,740	5,005,968

Total comprehensive income for the period	-	9,885,671	9,885,671
balance at September 30, 2018	2,765,228	12,126,411	14,891,639

Total comprehensive income for the period		20,379,341	20,379,341
balance at December 31, 2019	2,765,228	32,505,752	35,270,980

Total comprehensive income for the period		16,223,186	16,223,186
balance at March 31, 2019	2,765,228	48,728,938	51,494,166

Balance at June 30, 2019	2,765,228	42,221,170	44,986,398
Total comprehensive income for the period	-	10,052,200	10,052,200

Balance at September 30, 2019	2,765,228	52,273,370	55,038,598

Total comprehensive income for the period		19,105,135	19,105,135
balance at December 31, 2020	2,765,228	71,378,505	74,143,733

Total comprehensive income for the period	-	4,283,835	4,283,835
balance at March 31, 2020	2,765,228	75,662,340	78,427,568

Balance at March 31, 2020 (US$)	390,525	10,685,563	11,076,088

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	(unaudited) Nine months ended March 31, 2020		(unaudited) Nine months ended March 31, 2019
	RMB	US$	RMB
Operating activities
Net income	33,441,171	4,722,795	46,488,198
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation and amortization	1,055,195	149,022	246,248
Changes in working capital:

Trade receivables	(25,553,854)	(3,608,894)	(33,352,881)
Inventories	(4,618,727)	(652,289)	(325,080)
Deposits, prepayments and other receivables	12,078,188	1,705,766	11,945,528
Trade payables	325,716	46,000	99,457
Receipts in advance, accruals and other payables	(2,427,933)	(272,276)	743,376
Current tax liabilities	(1,613,505)	(227,870)	2,598,923
Amount due to Director	3,378,779	406,561	445,288
Cash generated from operating activities	16,065,030	2,268,815	28,889,057

Investing activities
Payments for acquisition of property, plant and equipment	(4,878)	(689)	-
Acquisition of interest in an associate	-	-	(250,000)
Cash used in investing activities	(4,878)	(689)	(250,000)

Financing activities
Repayment of bank borrowings	(130,000)	(18,360)	-
Proceeds from bank borrowings	500,000	70,613	2,250,000
Cash used in financing activities	370,000	52,254	2,250,000

Effect of exchange rate on cash	-	(236,019)	-
(Decrease)/increase in cash and cash equivalents	16,430,152	2,320,381	30,889,057
Cash and cash equivalents, beginning of the period	53,163,966	7,744,205	26,504,962
Cash and cash equivalents, end of the period	69,594,118	9,828,567	57,394,019

Supplemental disclosure of cash flows information
Cash paid during the period for interest	(19,455)	(2,748)	(34,040)
Cash paid during the period for income taxes	13,468,094	1,902,058	13,427,680

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

ASC 842 provides various optional transition practical expedients. Upon transition to ASC 842, the Company elected the use of the package of practical expedients to not reassess: whether a contract is or contains a lease, lease classification and indirect costs. The Company did not elect the hindsight practical expedient in transition. The Company has elected to not separate lease and non-lease components. See Note 17—Operating Lease Arrangements for additional information.

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

Convenience translation

Amounts in US$ are presented for the convenience of the reader and are translated at the noon buying rate of US$1.00 to RMB 7.0808 on March 31, 2020, representing the noon buying rate set forth in the H.10 statistical release of the US Federal Reserve Board. No representation is made that the RMB amounts could have been, or could be converted, realized or settled into US$ at such rate or at any other rate.

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

The adoption of the standard in the consolidated financial statements for the financial period ended March 31, 2020 had no significant impact to the provision for income taxes and had no impact to the net cash used in, or generated by, operating, investing, or financing activities in the Group’s consolidated statements of cash flows.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allow for clear communication of information that is most important to the users of financial statements. There were certain required disclosures that have been removed or modified. In addition, the update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard became effective for the Company for its periods beginning after December 15, 2019; early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its condensed consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the condensed consolidated financial statements of the Company.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits and wine products sold to customers less discounts, returns, and surcharges.

	Nine months ended March 31, 2020		Nine months ended March 31, 2019
	RMB	US$	RMB

Revenue	80,961,250	11,433,913	96,037,641
Other income	138,095	19,503	90,807
	81,099,345	11,453,416	96,128,448

All revenue is derived in China.

A concentration analysis of the revenue is as follows:

	Nine months ended March 31, 2020	Nine months ended March 31, 2019

Customer A	17%	13%
Customer B	16%	12%
Customer C	14%	12%
Customer D	11%	11%
Customer E	11%	11%
Customer F	11%	10%
Others	20%	31%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

3.	SELLING AND DISTRIBUTION EXPENSES

The following expenses are included in the selling and distribution expenses:

	Nine months ended March 31, 2020		Nine months ended March 31, 2019
	RMB	US$	RMB

Freight	138,095	19,503	16,209
Packaging cost	-	-	147,716
	138,095	19,503	163,925

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Computer and office equipment	334,631	47,259	268,550	39,119
Building	3,754,625	530,254	3,754,625	546,923
Add: Computer and office equipment	4,878	689	66,081	9,626
	4,094,134	578,202	4,089,256	595,668
Less: accumulated depreciation	(1,144,926)	(161,694)	(965,032)	(140,573)
Property, plant and equipment, net,	2,949,208	416,508	3,124,224	455,095

5.	PREPAID LAND LEASE AND OTHER LEASE, NET

Prepaid land lease and other lease, net, consists of the following:

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Prepaid land lease and other lease	11,134,369	1,572,473	5,412,120	788,364
Less: accumulated amortization	(1,378,003)	(194,611)	(502,700)	(73,227)
Add: other lease asset-ROU – note 17	126,336	17,842	5,000,000	728,333
Prepaid land lease and other lease, net	9,882,702	1,395,705	9,909,420	1,443,470

The carrying amounts of the prepaid land lease and other lease are analysed as:

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Current assets	998,555	141,023	547,180	79,706
Non-current assets	8,884,147	1,254,682	9,362,240	1,363,764
	9,882,702	1,395,705	9,909,420	1,443,470

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

5.	PREPAID LAND LEASE AND OTHER LEASE, NET – CONTINUED

Prepaid land lease represents the costs of the land use rights in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated. Prepaid other lease represents the lease of the Company’s warehouse in the PRC.

The prepaid land lease’ terms are 70 years, ending in 2082 and other leases terms are 10 years, ending in 2029.

6.	INVENTORIES

Inventories consist of the following:

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Raw materials	5,971,079	843,277	4,500,125	655,517
Finished goods	5,371,938	758,663	2,216,931	322,932
Packaging material	176,698	24,955	183,932	26,793
	11,519,715	1,626,895	6,900,988	1,005,242

7.	TRADE RECEIVABLES

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Trade receivables	57,607,753	8,135,769	32,053,899	4,669,177

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its trade receivables. Overdue trade receivables are reviewed regularly by the Board of Directors.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Prepaid expenses	32,877,565	4,643,199	45,054,919	6,562,989
Other receivables	654,770	92,470	555,604	80,933
	33,532,335	4,735,669	45,610,523	6,643,922

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

9.	CASH AND CASH EQUIVALENTS

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Cash on hand	475,750	67,189	419,446	61,099
Cash held in banks	69,118,368	9,761,378	52,744,520	7,683,106
	69,594,118	9,828,567	53,163,966	7,744,205

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

10.	TRADE PAYABLES

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Trade payables	573,401	80,980	247,685	36,079

For larger suppliers, the Group makes payment in advance for the inventories. For smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the year is as follows:

	March 31, 2020	March 31, 2019

Supplier A	54%	56%
Supplier B	24%	22%
Supplier C	18%	10%
Supplier D	3%	3%
Supplier E	1%	3%
Supplier F	-%	1%
Others	-%	5%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

11.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Accrued payroll and bonus	270,244	38,166	301,894	43,976
Accrued and other payables	2,831,500	399,884	3,430,703	499,738
Other tax payables	629,225	88,864	466,538	67,959
Receipts in advance	887,850	125,389	1,499,033	218,359
	4,618,819	652,303	5,698,168	830,032

12.	AMOUNT DUE TO DIRECTOR

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Current-liabilities	18,171,556	2,566,314	13,392,777	1,950,878
Non-Current-liabilities	81,781,805	11,549,797	81,781,805	11,912,863
	99,953,361	14,116,111	95,174,582	13,863,741

The amount due to director is interest-free, unsecured and repayable on demand.

13.	BANK BORROWINGS

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Loans from a financial institution – Note (i)	220,000	31,070	2,250,000	327,749
Classified as:
Current liabilities	220,000	31,070	2,250,000	327,749

Note:

(i)	A loan from financial institution bears fixed interest rates at approximately 5.59% per annum and will mature on April 1, 2020.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

14.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Total share capital
	Number of shares	Value US$	Value RMB	Number of shares	Value US$	Value RMB	value RMB
Company
At June 30, 2018	98,191,40	98,191	638,708	321,296,000	321,296	2,126,520	2,765,228
Shares reverse split on August 7, 2019	(88,372,332)	-	-	(289,166,400)	-	-	-
Restated at June 30, 2018 and March 31, 2019	9,819,148	98,191	638,708	32,129,600	321,296	2,126,520	2,765,228
Shares were issued as consideration for business acquisition note 1	32,129,600	321,296	2,126,520	(32,129,600)	(321,296)	(2,126,520)	-

Total at June 30, 2019 and March 31, 2020	41,948,748	419,487	2,765,228	-	-	-	2,765,228

Each share has a nominal value of US$0.001 per share.

Notes:

1.	The 321,296,000 new shares, at $0.001 per share, were part of the consideration of the acquisition of Reliant Galaxy International Limited by the Company. The aggregated nominal value of the shares is US$321,296.

2.	On July 22, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of its then issued and outstanding shares of common stock at a ratio of 10-for-1. All current and historical information contained herein related to the per share information for the Company’s common stock reflects the 1-for-10 reverse stock split that became market effective on August 7, 2019.

3.	On August 7, 2019, the Company effected a decrease in the number of its authorized common stock from 500,000,000 to 50,000,000, with its common stock’s par value unchanged at $0.001 per share.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

15.	INCOME TAXES

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

A reconciliation of the income tax expenses in China is set out below:

	Nine months ended March 31, 2020		Nine months ended March 31, 2019
	RMB	US$	RMB

Profit before income tax	45,297,154	6,397,181	62,512,210
Taxation at the applicable tax rate of 25%	11,324,289	1,599,295	15,768,870
Tax effect on non-taxable income	(34,524)	(4,876)	(285,732)
Tax effects of expense that are not deductible	1,249,976	176,530	540,874
(Over)/under-provision in respect of previous year	683,758	96,564	-
Income taxes	11,855,983	1,674,385	16,024,012

16.	CONTRIBUTION PLAN IN THE PRC

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

On September 30, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of September 30, 2019 (the “effective date method”). Under the effective date method, financial results reported prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard that allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components. After assessment of the cumulative impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at September 30, 2020. The Company recognized additional operating lease right-of-use assets and lease liabilities of $0.126 million as of March 31, 2020.

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

March 31, 2020
Components of lease costs:
Total operating lease costs	388,875

March 31, 2020

Weighted average remaining lease term (years) of operating leases:	1.25

Weighted average discount rate of operating leases:	2.9%

March 31, 2020

Other - right-of-use assets	388,875

Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	(372,776)
Total lease liabilities	(372,776)

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

17.	OPERATING LEASE ARRANGEMENT – CONTINUED

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	March 31, 2020	March 31, 2019
	RMB	RMB

Within 1 year	409,110	216,000
After 1 year but within 2 years	-	54,000
After 2 years but within 3 years	-	-
After 3 years	-	-
Total lease payments	409,110	270,000

Less: Interest	(10,604)	-
Present value of lease liabilities	398,506	-

The Group is a lessee under a number of operating leases for offices and a warehouse. The Company’s leases generally have remaining lease terms of 1 year to 5 years and some of which include options to terminate within 1 year.

18.	RELATED PARTY BALANCES AND TRANSACTIONS

The Group had the following transactions with related party balance  during the financial periods:

	March 31, 2020		June 30, 2019
	RMB	US$	RMB	US$

Current-liabilities	18,671,556	2,636,927	13,392,777	1,950,878
Non-Current-liabilities	81,781,805	11,549,797	81,781,805	11,912,863
	100,453,361	14,186,724	95,174,582	13,863,741

The balance represented the amount due to our director, Mr. Peng Yang, for the three months ended as at March 31, 2020.

At the end of each reporting period, neither the Group nor the Company had any other related party transaction.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

19.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

20.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest		Principal activities

Reliant Galaxy International Limited	Established in the British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%		Investment holding

Sure Rich Investment	Established in	Share capital	100%		Investment holding
(Group) Limited	Hong Kong On February 1, 2007	RMB 1

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%		Investment holding and marketing self-owned brand and wholesaling of spirits

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000	100%		Marketing self-owned brand and wholesaling of spirits and wines

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered capital 10,000,000 and Paid-in capital of RMB 5,000,000	100%		Marketing self-owned brand and wholesaling of spirits

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51	%(i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2037, which is 20 years from the date of incorporation as permitted by the PRC’s regulations on company registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED (UNAUDITED)

(Amounts in RMB and US$, except for number of shares and per share data)

21.	INVESTMENT

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20%	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired 20% of Guangzhou Silicon Technology Co., Ltd..

22.	REVERSE MERGER

On June 29, 2018, Oranco, Inc. acquired 100% of the issued capital of Reliant in a share exchange transaction with the then shareholders of Reliant. Due to the relative size of the companies, the shareholders of Reliant became the majority shareholders in the consolidated group.

Pursuant to the share exchange, Oranco issued an aggregate of 349,296,000 new shares of common stock, with par value of $0.001 per share, of which 28,000,000 were issued on June 29, 2018. The remaining 321,296,000 shares were issued on May 29, 2019 following the completion of the increase of the Company’s authorized shares on February 15, 2019.

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

23.	NOTE TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

Disclosure of non-cash item:

(i)	Mr. Peng Yang, the director of the Company, settled a bank loan in the amount of RMB2,400,000 on behalf of the Company for the period ended March 31, 2020.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On June 29, 2018, Oranco, Inc. completed a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Share Exchange Agreement”) entered into by (i) Oranco, Inc. (“the Company”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability (“Reliant”); (ii) and the shareholders of Reliant (“Sellers”), pursuant to which Reliant became a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement, the Company acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly issued shares of the Company’s common stock; 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares were issued to the Sellers on May 29, 2019. As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the Company. The Share Exchange was accounted for under the business combination under common control method of accounting.

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

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These government mandates may cause severe business disruptions to our customers and suppliers, and may also lead to postponement of payment from these parties. Our business operation was suspended until early March of 2020. Further, our manufacturing and branding business activities depend on reliable sources of raw materials such as bulk packaged Fenjiu liquor from Shanxi Province and bulk packaged imported wines from foreign countries. We have experienced substantive diminutions in raw material supplies due to the COVID-19 outbreak and ensuing lockdowns, which have negatively impacted our business. Accordingly, our business, results of operations and financial condition were adversely affected. In light of the current situation, we estimate that our revenues and net income for the fiscal quarter ended on March 31, 2020 would decrease due to the COVID-19 outbreak.

As of the date of this quarterly report, China has shown signs of COVID-19 slowdown and Chinese industries have partially resumed businesses as government officials started to ease the restrictive measures. We believe that the impact of the COVID-19 outbreak on our business is both temporary and limited, and we expect our revenue to start growing again once our business becomes fully operational again. Our management expects that our financial performance will recover during the fiscal quarter of June 30, 2020.

Results of Operations

Overview

For the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020 (Unaudited)		Three months ended March 31, 2019 (Unaudited)		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	13,774,340	1,945,308	32,654,876	4,865,728	(18,880,536)	(58)%	(2,920,420)	(60)%
Cost of sales	3,980,504	562,155	8,801,480	1,311,461	(4,820,976)	(55)%	(749,307)	(57)%
Gross profit	9,793,836	1,383,154	23,853,396	3,554,267	(14,059,560)	(59)%	(2,171,113)	(61)%
Selling and distribution expenses	671,687	94,860	884,727	131,828	(213,040)	(24)%	(36,968)	(28)%
Administrative expenses	3,101,937	438,077	1,338,458	199,436	(1,763,479)	132%	238,641	120%
Income from operations	6,020,212	850,216	21,630,211	3,223,002	(15,609,999)	(72)%	(2,372,786)	(74)%
Other income	40,650	5,741	32,471	4,838	8,179	25%	903	19%
Interest and other financial charges	2,572	363	7,198	1,073	(4,626)	(64)%	(709)	(66)%
Income before income taxes	6,058,290	855,594	21,655,485	3,226,768	(1,555,181)	(72)%	(2,371,174)	(73)%
Income taxes	1,774,454	250,601	5,432,298	809,438	(280,975)	(67)%	(558,837)	(69)%
Net income	4,283,836	604,993	16,223,187	2,417,330	(1,274,206)	(74)%	(1,812,337)	(75)%

Revenue

	Three months ended March 31, 2020 (Unaudited)			Three months ended March 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	11,513,593	1,626,030	84%	28,977,713	4,317,814	89%	(17,464,120)	(60)%	(2,691,784)	(62)%
Sales of imported wine products	2,260,747	319,278	16%	3,677,163	547,914	11%	(1,416,416)	(39)%	(228,636)	(42)%
Total Amount	13,774,340	1,945,308	100%	32,654,876	4,865,728	100%	18,880,536	(58)%	(2,920,420)	60%

For the three months ended March 31, 2020, revenue generated from our Fenjiu liquor business was RMB11,513,593 (USD1,626,030), representing a decrease of RMB17,464,120 (USD2,691,784), or -60% (-62%), as compared to that of RMB28,977,713 (USD4,317,814) for the three months ended March 31, 2019. The overall decrease in revenue generated from the Company’s Fenjiu business was mainly due to the outbreak of COVID-19. The Company suspended its business operation from mid-January 2020 to early March 2020 according to government mandates.

For the three months ended March 31, 2020, revenue generated from our imported wine business was RMB2,260,747 (USD319,278), representing a decrease of RMB1,416,416 (USD228,636), or -39% (-42%), as compared to that of RMB3,677,163 (USD547,914) for the three months ended March 31, 2019. The overall decrease in revenue generated from the Company’s imported wine business was mainly due to the outbreak of COVID-19. The Company suspended its business operation from mid-January 2020 to early March 2020 according to government mandates.

Cost of Sales

	Three months ended March 31, 2020 (Unaudited)			Three months ended March 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	3,437,531	485,473	86%	7,809,057	1,163,586	94%	(4,371,526)	(56)%	(678,113)	(58)%
Sales of imported wine products	542,973	76,682	14%	992,423	147,876	6%	(449,450)	(45)%	(71,194)	(48)%
Total Amount	3,980,504	562,155	100.0%	8,801,480	1,311,461	100.0%	(4,820,976)	(55)%	(749,306)	(57)%

For the three months ended March 31, 2020, cost of sales from our Fenjiu liquor business was RMB3,437,531 (USD485,473), representing a decrease of RMB4,371,526 (USD678,113), or -56% (-58%), as compared to that of RMB7,809,057 (USD1,163,586) for the three months ended March 31, 2019.

For the three months ended March 31, 2020, cost of sales from our imported wine business was RMB542,973 (USD76,682), representing a decrease of RMB449,450 (USD71,194), or 45% (48%), as compared to that of RMB992,423 (USD147,876) for the three months ended March 31, 2019.

The decrease in the cost of sales was due to a corresponding decrease in revenue generated by the Company for the three months ended March 31, 2020. Such decrease was due the Company’s suspension of its business from mid-January 2020 to early March 2020, as a result of the lockdown imposed by the authorities in response to the COVID-19 outbreak.

Gross Profit

	Three months ended March 31, 2020 (Unaudited)			Three months ended March 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	8,076,062	1,140,558	83%	21,168,656	3,154,228	95%	(13,092,594)	(62)%	(2,013,670)	(64)%
Sales of imported wine products	1,717,774	242,596	17%	2,684,740	400,039	5%	(966,966)	(36)%	(157,443)	39%
Total Amount	9,793,836	1,383,154	100%	23,853,396	3,554,267	100%	(14,059,560)	(59)%	(2,171,113)	(61)%

Gross profit from our Fenjiu liquor business decreased by RMB13,092,594 (USD2,013,670), or -62% (-64%), for the three months ended March 31, 2020, as compared to that of the same period of 2019. The gross profit percentage contributed by our Fenjiu liquor business was 70.1% for the three months ended March 31, 2020, as compared to that of 73.1% for the same period of 2019. The decrease in gross profit ratio was primarily due to the Company’s strategy of focusing on products with relatively higher per-unit costs, which outweighed the higher profit margins brought by these products.

Gross profit from our imported wine business decreased by RMB966,966 (USD157,443), or -36% (-39%), for the three months ended March 31, 2020, as compared to the same period of 2019. The gross profit percentage contributed by our imported wine business was 76.0% for the three months ended March 31, 2020, as compared to 73.0% for the same period of 2019. The decrease in gross profit ratio was primarily due to the Company’s strategy of focusing on products with relatively higher profit margins, which outweighed the higher per-unit costs brought by these products.

Selling and Distribution Expenses

For the three months ended March 31, 2020, our selling and distribution expenses were RMB671,687 (USD94,860), representing a decrease of RMB213,040 (USD36,968), or -24% (-28%), as compared to those of the same period of 2019. The decrease was primarily due to the Company’s suspension of its business from mid-January 2020 to early March 2020, as a result of the lockdown imposed by the authorities in response to the COVID-19 outbreak.

Administrative Expenses

For the three months ended March 31, 2020, our administrative expenses were RMB3,101,937 (USD438,077), representing an increase of RMB1,763,479 (USD238,641), or 132% (120%), as compared to the same period of 2019. The increase was primarily caused by the increase in consulting fees for maintaining a public company status, and depreciation in our property, plant, and equipment.

Other Income

For the three months ended March 31, 2020, our other income was RMB40,650 (USD5,741), representing an increase of RMB8,179 (USD903), or 25% (19%), as compared to the same period of 2019. The increase was primarily due to the Company’s increased income from bank interests.

Interest and Other Financial Charges

For the three months ended March 31, 2020, our interest and other financial charges were RMB144,189 (USD20,363), as compared to RMB41,238 (USD6,145) for the same period of 2019. The increase was primarily due to additional interest and other financial charges incurred in relation to the Company’s increased average repayment of bank borrowings during the period ended March 31, 2020.

Income Taxes

For the three months ended March 31, 2020, our income taxes were RMB1,774,454 (USD250,601), as compared to RMB5,432,298 (USD809,438) for the same period of 2019. The decrease in the income taxes was primarily due to the Company’s decreased taxable income for the three months ended March 31, 2020.

For the nine months ended March 31, 2020 and 2019:

	Nine months ended March 31, 2020 (Unaudited)		Nine months ended March 31, 2019 (Unaudited)		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	80,961,250	11,433,913	96,037,641	14,310,055	(15,076,391)	(16)%	(2,876,142)	(20)%
Cost of sales	23,589,080	3,331,415	24,395,247	3,635,005	(806,167)	(3)%	(303,591)	(8)%
Gross profit	57,372,170	8,102,498	71,642,394	10,675,050	(14,270,224)	(20)%	(2,572,551)	(24)%
Selling and distribution expenses	2,895,820	408,968	3,020,324	450,042	(124,504)	(4)%	(41,074)	(9)%
Administrative expenses	9,173,102	1,295,489	6,159,429	917,784	3,013,673	49%	377,706	41%
Income from operations	45,303,248	6,398,041	62,462,641	9,307,224	(17,159,393)	(28)%	(2,909,183)	(31)%
Other income	138,095	19,503	90,807	13,531	47,288	52%	5,972	44%
Interest and other financial charges	144,189	20,363	41,238	6,145	102,951	250%	14,219	231%
Income before income taxes	45,297,154	6,397,181	62,512,210	9,314,610	(17,215,056)	(28)%	(2,917,430)	(31)%
Income taxes	11,855,983	1,674,385	16,024,012	2,387,652	(4,168,029)	(26)%	(713,268)	(30)%
Net income	33,441,171	4,722,796	46,488,198	6,926,958	(13,047,027)	(28)%	(2,204,162)	(32)%

Revenue

	Nine months ended March 31, 2020 (Unaudited)			Nine months ended March 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	71,714,536	10,128,028	89%	87,738,861	13,073,498	93%	(16,024,325)	(18)%	(2,945,470)	(23)%
Sales of imported wine products	9,246,714	1,305,885	11%	8,298,780	1,236,557	7%	947,934	11%	69,328	6%
Total Amount	80,961,250	11,433,913	100%	96,037,641	14,310,055	100%	(15,076,391)	(16)%	(2,876,142)	(20)%

For the nine months ended March 31, 2020 and 2019, revenue generated from our Fenjiu liquor business was RMB71,714,536 (USD10,128,028) and RMB87,738,861 (USD13,073,498), respectively, which represented a decrease of RMB16,024,325 (USD2,945,470), or -18% (-23%). The decrease in revenue generated from our Fenjiu liquor business was mainly due to the Company’s suspension of business from mid-January 2020 to early March 2020 as a result of the lockdown imposed by the authorities in response to the COVID-19 outbreak.

For the nine months ended March 31, 2020 and 2019, revenue generated from our imported wine business was RMB9,246,714 (USD1,305,885) and RMB8,298,780 (USD1,236,557), respectively, which represented an increase of RMB947,934 (USD69,328), or 11% (6%). The increase was due to the Company’s strategy of focusing on products with relatively higher profit margins, which outweighed the higher per-unit costs brought by these products and negative impact on revenue caused by COVID-19 during the first half of the Company’s fiscal year.

Cost of Sales

	Nine months ended March 31, 2020 (Unaudited)			Nine months ended March 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	21,476,598	3,033,075	91%	22,157,376	3,301,552	92%	(680,778)	(3)%	(268,477)	(8)%
Sales of imported wine products	2,112,482	298,340	9%	2,237,871	333,453	8%	(125,389)	(6)%	(35,113)	(10)%
Total Amount	23,589,080	3,331,415	100%	24,395,247	14,310,055	100%	(806,167)	(3)%	(303,590)	(8)%

For the nine months ended March 31, 2020 and 2019, cost of sales from our Fenjiu liquor business was RMB21,476,598 (USD3,033,075) and RMB22,157,376 (USD3,301,552), respectively, which represented a decrease of RMB680,778 (USD268,477) or -3% (-8%). The overall decrease in costs of sales of the Company’s Fenjiu business was mainly due to the outbreak of COVID-19. The Company suspended its business operation from mid-January 2020 to early March 2020 according to government mandates.

For the nine months ended March 31, 2020 and 2019, cost of sales from our imported wine business was RMB2,112,482 (USD298,340) and RMB2,237,871 (USD333,453), respectively, which represented a decrease of RMB125,389 (USD35,113), or -6% (-10%). The overall decrease in costs of sales of the Company’s imported wine business was mainly due to the outbreak of COVID-19. The Company suspended its business operation from mid-January 2020 to early March 2020 according to government mandates.

Gross Profit

	Nine months ended March 31, 2020 (Unaudited)			Nine months ended March 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	50,237,938	7,094,952	88%	65,581,485	9,771,946	92%	(15,343,547)	(23)%	(2,676,994)	(27)%
Sales of imported wine products	7,134,232	1,007,546	12%	6,060,909	903,104	8%	1,073,323	18%	104,442	12%
Total Amount	57,372,170	8,102,498	100%	71,642,394	10,675,050	100%	14,270,224	20%	2,572,552	24%

Gross profit from our Fenjiu liquor business decreased by RMB15,343,547 (USD2,676,994), or 23% (27%), for the nine months ended March 31, 2020, as compared to the same period of 2019. The gross profit ratio of Fenjiu liquor business was 70.0% for the nine, months ended March 31, 2020, as compared to 74.7% for the same period of 2019. The decrease in gross profit ratio was due to the Company’s strategy of focusing on products with relatively higher per-unit costs, which outweighed the higher profit margins brought by these products.

Gross profit from our imported wine business increased by RMB1,073,323 (USD104,442), or 18% (12%), for the nine months ended March 31, 2020, as compared to that of the same period of 2019. The gross profit ratio of imported wine business was 77.2% for the nine months ended March 31, 2020, as compared to that of 73.0% for the same period of 2019. The increase in gross profit ratio was due to the Company’s strategy of focusing on products with relatively higher profit margins, which outweighed the higher per-unit costs brought by these products.

Selling and Distribution Expenses

For the nine months ended March 31, 2020, our selling and distribution expenses were RMB2,895,820 (USD408,968), representing a decrease of RMB124,504 (USD41,074), or -4% (-9%), as compared to those of the same period of 2019. The decrease was primarily due to the Company’s suspension of its business from mid-January 2020 to early March 2020 as a result of the lockdown imposed by the authorities in response to the COVID-19 outbreak.

Administrative Expense

For the nine months ended March 31, 2020, our administrative expenses were RMB9,173,102 (USD1,295,489), representing an increase of RMB3,013,673 (USD377,706), or 49% (41%), as compared to that of the same period of 2019. The increase was primarily due to the decrease in RMB’s exchange rate, and depreciation in our property, plant, and equipment.

Other Income

For the nine months ended March 31, 2020, our other income was RMB138,095 (USD19,503), representing an increase of RMB47,288 (USD5,972), or 52% (44%), as compared to the same period of 2019. The increase was primarily due to the Company’s increased income from bank interests.

Interest and Other Financial Charges

For the nine months ended March 31, 2020, our interest and other financial charges were RMB144,189 (USD20,363), as compared to RMB41,238 (USD6,145) for the same period of 2019. The increase in interest and other financial charges was primarily due to additional financial charges incurred in relation to repayment of certain bank borrowings during the period ended March 31, 2020.

Income Taxes

For the nine months ended March 31, 2020, our income taxes were RMB11,855,983 (USD1,674,385), as compared to that of RMB16,024,012 (USD2,387,652) for the same period of 2019. The decrease in the income taxes was primarily due to the Company’s decreased taxable income for the nine months ended March 31, 2020.

Liquidity and Capital Resources

Operating Activities

Operating activities generated cash of RMB 16,065,030 (USD 2,268,815) and RMB28,889,057 (USD4,304,603) in 2020 and 2019, respectively. The decrease of RMB15,821,446 (USD2,459,104) in 2020 was primarily due to the temporary closure of operation from mid of January 2020 to early March 2020 as a result of the lockdown imposed by the authorities in response to the COVID-19 outbreak.

Activities from inventories resulted a net decrease of RMB4,618,727 (USD652,289) for the nine months ended March 31, 2020, as compared to RMB325,080 (USD48,438) for same period of 2019. The decrease in the Company’s inventory level for the nine months ended March 31, 2020 was greater than for same period in 2019 because the Company suspended its business operations from mid-January 2020 to early March 2020 as a result of the lockdown imposed by the authorities in response to the COVID-19 outbreak.

Activities from trade receivables resulted a net decrease of RMB25,553,854 (USD3,608,894) for the nine months ended March 31, 2020, as compared to RMB33,352,881 (USD4,969,734) for the nine months ended March 31, 2019. The decrease in trade receivables level for the nine months ended March 31, 2020 was less than for the same period in 2019. Such changes represented the Company’s increased cash flows from operating activities during the nine months ended March 31, 2020 due to the Company’s increased payment collection efforts, which outweighed the negative impact on the Company’s cash flows caused by the COVID-19 outbreak.

Activities from deposits, prepayments and other receivables resulted a net increase of RMB12,078,188 (USD1,705,766) for the nine months ended March 31, 2020, as compared to RMB11,945,528 (USD1,779,939) for the same period in 2019.

Activities from receipts in advance, accruals, and other payables resulted in a net decrease of RMB1,927,933 (USD46,000) for the nine months ended March 31, 2020, as compared to a net increase of RMB743,376 (USD110,766) for the same period in 2019.

Activities from current tax liabilities resulted a net decrease of RMB1,613,505 (USD227,870) for the nine months ended March 31, 2020, as compared to a net increase of RMB2,598,923 (USD387,252) for the same period in 2019.

Activities from amount due to a director included a net increase of RMB3,378,779 (USD561) for the nine months ended March 31, 2020, as compared to that of RMB445,288 (USD66,350) for the same period in 2019.

Investing Activities

The Company’s investing activities used RMB4,878(USD689) and RMB250,000 (USD37,251) for the nine months ended March 31, 2020 and 2019, respectively.

The Company used cash amounted to RMB4,878 (USD689) for acquiring properties, plant and equipment during the nine months ended March 31, 2020.

The cash used for investing activities in during the nine months ended March 31,2019 was RMB250,000 (USD37,251) and was primarily related to the acquisition of interests in an associate.

Financing Activities

Financing activities generated RMB 370,000 (USD 52,254) and RMB2,250,000 (USD335,260) for the nine months ended on March 31, 2020 and 2019, respectively.

The Company received cash amounted to RMB370,000 (USD52,254) during the nine months ended March 31, 2020 primarily from net proceeds of bank borrowings. The Company received cash amounted to RMB2,250,000 (USD335,260) during the nine months ended March 31, 2019 primarily from net proceeds of bank borrowings.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2020. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of March 31, 2020. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

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

Except for the aforementioned remediation plans, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020, to have materially affected the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2020 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended March 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

3.1	Initial Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.1 filed with the SEC on November 18, 1999)

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

3.3	By-Laws (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANCO, INC.

Date: May 21, 2020	/s/ Peng Yang
Peng Yang
President, Secretary and Director
(Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)