Form 10-K
period 2020-06-30
ORANCO INC
filed 2021-08-23
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,422,668.84.

As of August 10, 2021, there were 41, 948,757 shares of the registrant’s common stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of working capital to meet our requirements;

●	Actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;

●	Changes in our business strategy or development plans;

●	The availability of additional capital to support capital improvements and development;

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC;

●	The availability of new business opportunities; and

●	Global or national health concerns, including the outbreak of epidemic or contagious diseases such as the COVID-19 epidemic.

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

For the fiscal year ended June 30, 2020, we generated revenue of approximately 95% from Fenjiu liquor wholesale and approximately 5% from imported wine wholesale. For the year ended June 30, 2019, we generated revenue of approximately 97% from Fenjiu liquor wholesale and approximately 3% from imported wine wholesale. We have not experienced any seasonality in our business.

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

A Flexible Business Model

Our current business model is flexible. It can be adjusted to different products we sell and to different producers we sign cooperative agreements with. While operating a mix of marketing campaigns and business concepts under our own registered trademarks “Dagangjiu” and “Dagang Jiufang”, we entrust our liquor inventory to reputed large-scale producers. Currently, we are in a strategic partnership with Fenjiu Group.

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

We are a diligent promoter of our own branded alcoholic beverages. We believe our unique brand names are crucial to our market success. We cherish our relationship with our highly experienced and qualified distributors, who are our key business partners who bring our brand-named products to Chinese markets. We have adopted a business policy very favorable to these distributors to encourage them in reaching more customers in undeveloped markets with our own brand-named products. For new qualified distributors, our sales department will help them develop sales strategies and explore potential sales opportunities. In addition, we hold free tasting sessions for distributors’ customers and explore investment opportunities to help our distributors achieve profitability as soon as possible.

Our own brand name series products:

Dagangjiu Series (translated as “Big Jar Liquor series”) Products

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

Principal Products

For the year ended June 30, 2020, we generated revenue of approximately 95% from Fenjiu liquor wholesale and approximately 5% from imported wine wholesale. For the year ended June 30, 2019, we generated revenue of approximately 97% from Fenjiu liquor wholesale and approximately 3% from imported wine wholesale. We have not experienced any seasonality in our business.

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

Revenue generated from our Fenjiu liquor wholesale and marketer business accounted for 95% and 97%, respectively, of the total revenue derived from our general business in fiscal year 2020 and 2019.

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

Revenue generated from our imported wine wholesale business accounted for 5% and 3%, respectively, of the total revenue derived from our general business in fiscal year 2020 and 2019.

Competition

There is intense competition in the Chinese liquor market. As a result, customers face a tremendous number of choices when deciding which brand or product to choose from.

As of June 30, 2020, Fenjiu Group has nearly 1,000 multi-layered distributors that often serve as Fenjiu brand co-builders.  Although the Fenjiu Group is now widely known as the only producer of Fenjiu throughout the market, intense competition in the wholesale market remains since Fenjiu liquor distributors will continue working to co-build and enhance their respective brand image alongside Fenjiu Group to capture market shares from their competitors. Distributors range from mom-and-pop stores in Shanxi Province to larger companies with years of experience in the Fenjiu liquor industry, each competing for a fair share of the market. Competition can be even more intense amongst the distributors within the same region.

The Chinese wine market is also very competitive. Our competitors such as wine producers, distributors or retailers conduct various marketing activities and pricing strategies in an effort to keep their market shares, which directly impact our sales, revenues, and profitability. We follow the market trend closely and adjust our own advertising, promotion, pricing and sourcing strategies accordingly. In addition, competitors in the Chinese wine market compete against us for highly qualified marketing personnel and staff members.

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

Huaxin and Jinqiang are required to obtain a food operation license (the “Food Operation License”) pursuant to the Administrative Measures for Food Operation Licensing which came into effect on November 17, 2017. Huaxin has obtained Food Operation License and such license will expire on August 31, 2022. Jinqiang has obtained Food Operation License and such license will expire on December 21, 2021. Nevertheless, Huaxin and Jinqiang may be subject to penalties by PRC regulatory authorities if the Food Operation License is not timely renewed after expiration.

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

Customers

Most of our customers are downstream distributors. We rely upon several of our large customers from whom we generated substantial revenue each year, and the composition of our largest customers has changed from year to year. For the year ended June 30, 2020, five of our customers accounted for 17%, 16%, 13%, 11% and 11% of Huaxin’s revenue, respectively. For the year ended June 30, 2019, five of our customers accounted for 13%, 12%, 12%, 11% and 10% of Huaxin’s revenue, respectively. Huaxin currently engages its major customers with purchase agreements negotiated on an arm’s length basis. These purchase agreements customarily cover a one-year period and contain material subsections such as targeted customers’ selling goals, representation and warranties of the customers, rights and responsibility of the customers, pricing adjustment, logistics and shipping, payment methods, downstream management and dispute resolutions.

Suppliers

We primarily rely upon a few main suppliers from whom we purchase materials each year. For the year ended June 30, 2020, three of our suppliers accounted for 46.2%, 26.6%, and 24.2% of our total supply purchases. For the year ended June 30, 2019, three of our suppliers accounted for 52%, 21%, and 13% of our total supply purchases. All supplier contracts with large suppliers were entered from year to year on an arm’s length basis.

In general, we enter into procurement agreements in the ordinary course of business with our suppliers, pursuant to a form of supply order typically on a “deal by deal” basis. However, we have a strategic partnership with Fenjiu Group. We entered into a partnership agreement with Fenjiu Group on June 30, 2020, pursuant to which Fenjiu Group has agreed to supply us with RMB15 million worth of Fenjiu liquor during a three-year period from June 30, 2020 to June 29, 2023. We agreed to buy RMB15 million worth of Fenjiu liquor using our best effort pursuant to this strategic partnership agreement. If the contract is renewed, the two parties must agree on the terms of contract cooperation for the next year before June 29 of each year and sign a cooperation contract for the next year.

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

Employees

As of the date of this annual report on Form 10-K, we had 57 employees   throughout our operations in 4 offices and 3 warehouses. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees
Management	12
Financial Department	9
Sales and Marketing Department	33
Inventory Department	3
Total	57

As of July 30, 2021, our employees were located in the United States, Hong Kong, Fuqing city of Fujian Province and Fenyang City of Shanxi Province, China.

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

Our business model focuses on the sale and distribution of Chinese Fenjiu liquor. Revenue generated from our Fenjiu liquor wholesale and marketer business accounted for 95% and 93%, respectively, of the total revenue derived from our general business in fiscal year 2020 and 2019. We rely on Fenjiu Group to provide and deliver our Fenjiu product inventory on a continuous basis. We could suffer significant losses in the event of the loss of our strategic partnership with Fenjiu Group due to our inability to renew our partnership agreement, disruption of Fenjiu Group’s distribution network, damage to Fenjiu Group’s reputation or other occurrences that are beyond our control.

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

We commenced our Fenjiu liquor distribution business in 2014 and our imported wine distribution business in October 2016. Thus, we have a limited operating history. Since our inception, we have experienced consistent growth in our business. Our total net revenues decreased by 19% from RMB 104,270,083 in 2019 to RMB 85,575,034 in 2020. And our total net revenues increased by 2.5% from RMB 101,759,660 in 2018 to RMB 104,270,083 in 2019.   However, our historical growth rate may not be indicative of our future performance. We cannot assure you that we will be able to achieve similar results or grow at the same rate as we did in the past. Growth may slow and net revenues or net income may decline for a number of possible reasons, some of which are beyond our control, including decreasing consumer spending, increasing competition, slowing growth of our overall market, fulfillment bottlenecks, emergence of alternative business models, changes in government policies or general economic conditions. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in rapidly evolving markets may be exposed. You should consider our prospects in light of the risks and uncertainties that fast-growing companies with a limited operating history may encounter.

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

Since our inception, we primarily focused on the Chinese Fenjiu liquor market. In addition, we have started imported wine distribution in October 2016.  We plan to expand the product offerings to include selected categories of other alcohol products such as Luzhou-flavor liquor and Maotai-flavor liquor. Expansion into new product categories involve new risks and challenges. Our lack of relevant customer data relating to these products may make it more difficult for us to keep pace with the evolving customer demands and preferences.

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

We worked with approximately 102 distributors and they have over 1,000 sale points over China in 2020 and 2019. In 2020, our major suppliers are 5 in Fenjiu liquor and 2 for imported wines. In 2019, our major suppliers are 6 in Fenjiu liquor and 2 for imported wines. Maintaining strong relationships with these distributors, dealers and suppliers is important to the growth of our business.

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

We face risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt our operations.

In the past, China has experienced significant natural disasters, including earthquakes, extreme weather conditions, as well as health scares related to epidemics, and any similar event could materially impact our business in the future. If a disaster or other disruption were to occur in the future that affects the regions where we operate our business, our operations could be materially and adversely affected due to loss of personnel, damages to our manufacturing facilities and volatile Chinese markets. Even if we are not directly affected, such a disaster or disruption could affect the operations or financial condition of our ecosystem participants such as suppliers and distributors, which could harm our results of operations.

In general, our business could be affected by public health epidemics. If any of our employees or staff members who operates packaging facilities or conduct brand designing activities is suspected of having contracted a contagious disease, we may be required to apply quarantines to our facilities or suspend our manufacturing operations entirely. Furthermore, any future outbreak may restrict economic activities in affected regions and beyond, resulting in reduced business volume, temporary closure of our factories or other disruptions of our business operations and adversely affect our results of operations.

The outbreak, and threat or perceived threat of outbreak, of COVID-19 has negatively impacted our operations, which could adversely affect our business, results of operations and financial condition

The outbreak of COVID-19, first in mainland China, then in Asia and eventually throughout the world, has adversely affected, and may continue adversely affecting our business, results of operations and financial condition. The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These measures have caused severe business disruptions to our customers and suppliers, and have also led to postponement of payment from these parties. In addition, travel within China and to and from other countries, particularly the U.S., has been or may be restricted, which has impacted or inhibited our import and export products. The foregoing may adversely affect our business, results of operations and financial condition. We anticipate that this effect is likely to continue in 2021.

More specifically, the COVID-19 outbreak has negatively impacted our businesses in the following ways:

●	Consumers’ spending may be reduced in that way affecting demand for our goods;

●	Social distancing restrictions may limit the opportunity for our consumers to buy our goods; and

●	If our staffs are incapable to work, including illness or travel restrictions in connection with COVID-19, our operations may have negatively impacted.

Our capacity to commercialize our goods is critical to our accomplishment. Damage or disruption to our business, including third-party manufacturing or transportation and distribution capabilities, due to the COVID-19 pandemic and related aspects or other reasons beyond our control or the control of our suppliers and business partners, could impair our operations.

The management monitoring the COVID-19 pandemic and its potential impact on our operations. The management takes appropriate actions in accordance with the recommendations and requirements of relevant authorities. We are assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment consequences, including downturns in business sentiment generally.

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

Our business is subject to governmental supervision and regulation by the relevant PRC governmental authorities, including the competent authorities of Ministry of Commerce and the China Food and Drug Administration. Together, these government authorities promulgate and enforce regulations that cover many aspects of the operation of retailing and distribution of food and nutritional supplements, including entry into these industries, the scope of permissible business activities, licenses and permits for various business activities, and foreign investment. We are required to hold a number of licenses and permits in connection with our business operation, including the Food Operation License. We have in the past held and currently hold all licenses and permits described above.

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

In connection with the audit of the consolidated financial statements as of and for the year ended June 30, 2020, PKF Littlejohn LLP found that the effectiveness of the Company’s group wide internal control over financial reporting was negatively impacted by COVID-19 imposed restrictions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon an evaluation the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee, as well as the Company’s failure to engage sufficient resources in regards to our accounting and reporting obligations.

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

Our business could be adversely affected by natural disasters or the outbreak of avian influenza, severe acute respiratory syndrome, or SARS, COVID-19, the influenza A (H1N1), H7N9 or other epidemics. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our facilities. Such closures may disrupt our business operations and adversely affect our results of operations. Our operation could also be disrupted if our suppliers, customers or business partners were affected by such natural disasters or health epidemics.

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

Both Huaxin, Jinqiang and Jinou’s   businesses are subject to extensive regulation and supervision by state, provincial and local government authorities, which may interfere with the way the combined company conducts its business and may negatively impact its financial results.

Both Huaxin, Jinqiang and Jinou are subject to extensive and complex state, provincial and local laws, rules and regulations with regard to their loan operations, capital structure, maximum interest rates, allowance for loan losses, among other things, as set out in “Business — Government Regulations.” These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments and are enforced by different local authorities. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, both Huaxin, Jinqiang and Jinou’s business activities and growth may be adversely affected if they do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from theirs taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If Huaxin, Jinqiang and Jinou are found to be not in compliance with these laws and regulations, they may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse effect on the combined company’s business operations and profitability.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

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

Huaxin currently leased from Fenyang Baihui Real Estate Co., Ltd. on an arm’s length basis, approximately 50 square meters of office space at No.2, 1 st Floor, Block A4, Baihui Shoufu, Xinghuacun Town, Fenyang City, Shanxi Province, China under a lease that expired on September 6, 2019. After the lease expired, upon mutual agreement by both Huaxin and the landlord, Huaxin continues to occupy the office space on a month-to-month tenancy and pay rent monthly.

Huaxin also currently leased from Taiyuan Xiangyu Enterprise Management Consulting Co. Ltd. on an arm’s length basis, approximately 100 square meters of office space at No.5, Unit 1, Building 2, No. 343, Fenyang Road, Xiaodian District, Taiyuan City, Shanxi Province, China under a lease that expired on November 9, 2019. After the lease expired, upon mutual agreement by both Huaxin and the landlord, Huaxin continues to occupy the office space on a month-to-month tenancy and pay rent monthly.

Huaxin also currently leased from Shanxi Zhanpeng Metal Products Co., Ltd. on an arm’s length basis, approximately 1,000 square meters of office space at No. 2, South Hero Road, Fenyang City, Shanxi Province, China under a lease that expired on March 9, 2021. After the lease expired, upon mutual agreement by both Huaxin and the landlord, Huaxin continues to occupy the office space on a month-to-month tenancy and pay rent monthly.

Huaxin also currently leased from Ms. Jiangmei Guo on an arm’s length basis, approximately 140 square meters of office space at No. 1011, Unit 2, Unit 1, Wenxingyuan, Xiaodian District, Fenyang City, Shanxi Province, China under a lease that expired on December 8, 2019.      After the lease expired, upon mutual agreement by both Huaxin and Ms. Jiangmei Guo, Huaxin continues to occupy the office space on a month-to-month tenancy and pay rent monthly.

Huaxin also currently leased from Mr. Genshan Zhao on an arm’s length basis, approximately 60 square meters of office space at Room 915, Wufeng International, No. 11 Zhenxing Street, High-Tech Zone, Taiyuan City, Shanxi Province, China under a lease that expired on September 30, 2019. After the lease expired, upon mutual agreement by both Huaxin and Mr. Genshan Zhao, Huaxin continues to occupy the office space on a month-to-month tenancy and pay rent monthly.

Huaxin also currently leased from Mr. Jianhong Zhang on an arm’s length basis, approximately 50 square meters of office space at Room 903, 9th Floor, Wufeng International Building, High-tech Development Zone, Taiyuan City, Shanxi Province, China under a lease that expired on September 20, 2019. After the lease expired, upon mutual agreement by both Huaxin and Mr. Jianhong Zhang, Huaxin continues to occupy the office space on a month-to-month tenancy and pay rent monthly.

In addition, Huaxin currently leased from Fenyang City Jiudu Xinhua Liquor Trading Center Co., Ltd. on an arm’s length basis, approximately 1,200 square meters of warehouse space at South District if Shudao Avenue, High-Speed Exit, Xinghua Village, Fenyang City, Shanxi Province, China under a lease that expired on January 11, 2020.      After the lease expired, upon mutual agreement by both Huaxin and the landlord, Huaxin continues to occupy the office space on a month-to-month tenancy and pay rent monthly.

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

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$3.30	$0.40
Second Quarter	$2.04	$0.50
Third Quarter	$1.26	$0.32
Fourth Quarter	$1.25	$0.50

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$0.55	$0.18
Second Quarter	$0.48	$0.61
Third Quarter	$0.69	$0.69
Fourth Quarter	$0.69	$0.69

Stockholders of Record

As of July 5, 2021 there were approximately 54 stockholders     of record of our Common Stock.

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

As disclosed in the Form 8-K filed with the SEC on August 7, 2019, the Company filed a Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) with the Secretary of State of Nevada to effect a ten-for-one reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Reverse Split). The Certificate of Change was filed on July 22, 2019 and the Reverse Split became effective on August 7, 2019, and the Common Stock began trading on a reverse stock split-adjusted basis on The OTC Market on the opening of trading on August 7, 2019. The trading symbol for Company’s common stock will remain as “ORNC”.

Overview

	Year Ended June 30, 2020		Year Ended June 30, 2019		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	85,575,034	12,112,360	104,270,083	15,188,650	(18,695,049)	(17.93)%	(3,076,290)	(20.25)%
	85,575,034	12,112,360	104,270,083	15,188,650	(18,695,049)	(17.93)%	(3,076,290)	(20.25)%

Cost of sales	29,358,542	4,155,432	31,073,778	4,526,406	1,715,236	(5.52)%	370,974	(8.20)%
Selling and distribution expenses	4,751,174	672,485	3,928,466	572,246	(822,708)	20.94%	(100,239)	17.52%
administrative expenses	13,025,714	1,843,670	10,018,732	1,459,393	(3,006,982)	30.01%	(384,277)	26.33%
Income from operations	47,135,430	6,671,587	45,020,976	6,558,045	(2,114,454)	4.70%	(113,542)	1.73%

Other income	198,525	28,099	133,321	19,420	65,204	48.91%	8,679	44.69%
Interest and other financial charges	148,581	21,030	73,925	10,768	(74,656)	100.99%	(10,262)	95.30%
Income before income taxes	38,489,548	5,447,842	59,308,503	8,639,257	(20,818,955)	(35.10)%	(3,191,415)	(36.94)%

Income taxes	14,820,454	2,097,699	19,328,073	2,815,451	4,507,619	(23.32)%	717,752	(25.49)%
Net income	23,669,094	3,350,143	39,980,430	5,823,806	(16,311,336)	(40.80)%	(2,473,663)	(42.48)%

Revenue

	Year Ended June 30, 2020			Year Ended June 30, 2019			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	81,119,984	11,481,789	94.8%	96,609,849	14,072,811	92.7%	(15,489,865)	(16.0)%	(2,591,022)	(18.4)%
Sales of imported wine products	4,455,050	630,571	5.2%	7,660,234	1,115,839	7.4%	(3,205,184)	(3.3)%	(485,268)	(43.5)%
Total Amount	85,575,034	12,112,360	100.0%	104,270,083	15,188,650	100.0%	(18,695,049)	(19.4)%	(3,076,290)	(20.3)%

For the years ended June 30, 2020 and 2019, revenue generated from our Fenjiu liquor to marketer and wholesaler business USD 11,481,789 and USD14,072,811, respectively, which represented an decrease of USD2,591,022 or 18.4%. The decrease of revenue generated from our Fenjiu liquor to marketer and wholesaler business was mainly due to the decreased sales volume of our Fenjiu liquor products.

For the years ended June 30, 2020 and 2019, revenue generated from our imported wine to marketer and wholesaler business was USD630,571 and USD1,115,839, respectively, which represented a decrease of USD485,268 or 43.5.1%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounts for the decrease in our revenue stream. The proportion of the products sold has shifted across the years ended June 30, 2020 and 2019.

Cost of Sales

	Year Ended June 30, 2020			Year Ended June 30, 2019			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	26,754,056	3,786,791	90.0%	28,894,238	4,208,920	93.0%	(2,140,182)	(2.2)%	(422,129)	(10.0)%
Sales of imported wine products	2,604,486	368,641	10.0%	2,179,540	317,486	7.0%	424,946	0.4%	51,155	16.1%
Total Amount	29,358,542	4,155,432	100.0%	31,073,778	4,526,406	100.0%	(1,715,236)	(1.78)%	(370,974)	(8.20)%

For the years ended June 30, 2020 and 2019, cost of sales from our Fenjiu liquor to marketer and wholesaler business was USD3,786,791 and USD4,208,920, respectively, which represented an increase of USD422,129 or 10.0%. The decrease of cost of sales was mainly due to decreased sales volume.

For the years ended June 30, 2020 and 2019, cost of sales from our imported wine to marketer and wholesaler business was USD368,641 and USD317,486, respectively, which represented a increase of USD51,155 or 16.1%. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins. This accounted for the decrease in our revenue stream. The sales proportions on these products were different for the years ended June 30, 2020 and 2019.

Gross Profit

	Year Ended June 30, 2020			Year Ended June 30, 2019			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor and Self-owned products	54,365,928	7,694,998	96.7%	67,715,611	9,863,891	92.5%	(13,349,683)	(13.8)%	(2,168,893)	(22.0)%
Sales of imported wine products	1,850,564	261,930	3.3%	5,480,694	798,353	7.5%	(3,630,130)	(3.8)%	(536,423)	(67.2)%
Total Amount	56,216,492	7,956,928	100.0%	73,196,305	10,662,244	100.0%	(16,979,813)	(17.6)%	(2,705,316)	(25.4)%

Gross profit from our Fenjiu liquor to marketer and wholesaler business decreased by USD2,168,893 or 22.0% For the year ended June 30, 2020, as compared to the same period of 2019. The gross profit contribution percentage of Fenjiu liquor was 70.1% (70.1%) For the year ended June 30, 2020, as compared to 73.1% (73.1%) for the same period of 2019. The slight decrease in gross profit margin primarily represented the effect of pricing strategy.

Gross profit from our imported wine decreased by USD536,423) or 67.2% for the year ended June 30, 2020, as compared to the same period of 2019. The overall gross profit contribution percentage of imported wine was slightly decreased that 65.7% was recorded For the year ended June 30, 2020, as compared to 70.2% for the same period of 2019. The Company adopted a strategy to focus on selling products with relatively higher profit margins and to reduce selling products with relatively lower profit margins.

Selling and Distribution Expenses

For the year ended June 30, 2020, our selling and distribution expenses were USD 672,485, representing an  increase of USD 100,239 or 17.52%, as compared to the same period of 2019. The increase was primarily due to increased advertising expenses during the year ended June 30, 2020, as compared to the same period of 2019.

Administrative Expense

For the year ended June 30, 2020, our administrative expenses were USD 1,843,670, representing an increase of USD 384,277 or 26.3%, as compared to that of the same period in 2019. The increase was primarily due to salaries, foreign exchange differences, investor relationship expenses, and regulatory fees.

Other Income

For the year ended June 30, 2020, our other income was USD 28,099 representing an increase of USD 8,679 or   44.69%, as compared to that of the same period in 2019.

Interest and Other Financial Charges

For the year ended June 30, 2020, our interest and other financial charges were USD 21,030 as compared to interest and other financial charges of USD 10,768 in the same period of 2019. The increase in interest and other financial charges was primarily due to the guarantee fee for the loan paid. For the year ended June 30, 2020, the Company borrowed USD Zero, as compared to USD 327,750 for the year ended June 30, 2019.

Income Taxes

For the years ended June 30, 2020 and 2019, our income taxes decreased by USD 717,752 or 25.49% to USD 2,097,699 for the year ended June 30, 2020 from USD 2,815,451 for the year ended June 30, 2019. The decrease in the income taxes was primarily due to decreased taxable income for the period indicated.

Liquidity and Capital Resources

Operating Activities

Operating activities generated USD 5,163,892 and USD 4,337,230 of cash in the years of 2020 and 2019, respectively. The increase of USD 826,662 in 2020 was primarily a result of change in net operating assets in 2020 when compared with 2019.

Net income decreased by USD 2,473,663 to USD 3,350,143 for the year ended June 30, 2020.

Activity from accounts receivable included a net decrease of USD 348,158 compared to a decrease of USD 273,847 for the years ended June 30, 2020 and 2019, respectively.

Activity from deposits, prepayments and other receivables included a net decrease of USD 1,381,922 compared to a net increase of USD 1,800,573 for the years ended June 30, 2020 and 2019, respectively.

Activity from receipts in advance, accruals and other payables included a net decrease of USD 12,574 compared to a net increase of USD 20,664 for the years ended June 30, 2020 and 2019, respectively.

Activity from amount due to director included a net increase of USD 740,692 compared to a net decrease of USD 153,938 for the years ended June 30, 2020 and 2019, respectively.

Investing Activities

Investing activities used USD49,136 and USD737,958 for the years ended June 30, 2020 and 2019, respectively.

Cash of USD 48,446 used in 2020 and Zero used in 2019 respectively were primarily related to the payments for acquisition of ROU assets.

Cash of USD 690 used in 2020 and USD 737,958 used in 2019 respectively were primarily related to the payments for acquisition of property, plant, and equipment.

Financing Activities

Financing activities used USD 318,467 for the years ended June 30, 2020 and provided USD 284,050 for the year ended June 30, 2019.

Cash of USD Nil and USD43,700 used in 2020 and 2019 respectively were primarily related to the payments for acquisition of additional interest in subsidiary.

Cash of USD 318,467 used in 2020 and Zero used in 2019 respectively were primarily related to the payments for repayment of bank borrowings.

Cash of USD Zero and USD327,750 provided in 2020 and 2019 were primarily related to net proceeds of bank borrowings.

Off-balance Sheet Commitments and Arrangements

As of June 30, 2020, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating audit committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2020. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2020. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED
Peng Yang (1)	30	Director, President and Secretary	Appointed 01/05/2018
Sze Lok (Patrick) Wong (2)	49	Chief Financial Officer	Appointed 12/03/2018

(1)	Mr. Peng Yang took office on January 5, 2018.

(2)	Mr. Sze Lok (Patrick) Wong was appointed as the Company’s CFO on December 3, 2018.

Mr. Yang, age 30, has international business and management experience from his positions working with Huaxin, a company engaged in wine trading and Reliant Investment (Group) Limited, an investment company. He has served as the general manager assistant and overseas affairs manager of Huaxin since 2015 and as limited director of Reliant Investment (Group) Limited since 2016. Mr. Yang is a leading member of our sophisticated and long-serving management team who has experience in alcohol marketing and has led us through multiple business breakthroughs. Mr. Yang holds a bachelors of engineering degree, with honors, from the University of Auckland in New Zealand in 2016.

Mr. Wong, age 49 before joining the Group, he had served as the CFO of Amax International Holdings Limited since October 2012. From January 2007 to July 2012, Mr. Wong served as the Senior Manager of Crowe CPA Group. From January 2006 to December 2006, Mr. Wang served as the Head of Internal Audit Department of Intac International Company. Mr. Wang is a fellow of Institute of Chartered Accountants in England & Wales and is a Certified Information Systems Auditor of Information Systems Audit and Control Association. He received his Bachelor of Accountancy with honors from Hong Kong Polytechnic University. He received his Master of Management from Macquarie Graduate School of Management.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities for the fiscal years ended June 30, 2020 and 2019.

Name and Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Peng Yang, CEO	2020	$17,494	$-	$	$-	$-	$-	$17,494
	2019	$18,004	$-	$	$-	$-	$-	$18,004
Sze Lok (Patrick) Wong, CFO	2020	92,375						92,375
	2019	91,757						91,757

Employment Agreements

Besides Sze Lok (Patrick) Wong, none of our employees is subject to a written employment agreement.

None of the members of the Company’s management has been granted any option or stock appreciation right. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

Compensation of Directors

Our Company’s directors currently do not receive any cash compensation for service on our Company’s Board of Directors or any committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of July 5, 2021, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)
Peng Yang (2)
One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006	32,207,945	76.76%
Sze Lok (Patrick) Wong
One Liberty Plaza, Suite 2310 PMB# 21, New York, NY 10006	0	0%

All directors and executive officers as a group (2 persons)	32,207,945	76.76%

(1)	Percentage is calculated based on 41,948,757 shares of Common Stock issued and outstanding as of July 5, 2021.

(2)	Includes 5,312,153 shares of Common Stock held of record by Million Success Business Limited, an entity controlled by Peng Yang, our CEO.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of June 30, 2020, the Company had an amount of RMB 100,407,646 due to Mr. Peng Yang. As of June 30, 2019, the Company had an amount of RMB 13,140,349 due from Mr. Peng Yang, our director, and an amount of RMB 109,371,717 due to Mr. Peng Yang. The Company’s loan due to Mr. Peng Yang does not bear interest and are due on demand. These amounts due to and due from Mr. Peng Yang are eligible to net off against each other.

We currently have a policy in place for dealing with related party matters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Chinese Renminbi)

The following table shows the fees that were billed for the audit and other services for 2020 and 2019.

	2020	2019
Audit Fees	1,273,803	1,360,544
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	1,273,803	1,360,544

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board.  Any such approval by the designated member is disclosed to the entire board at the next meeting.  The audit fees that were paid to the auditors with respect to 2020 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	All financial statements

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Statements of Operations	F-4

Consolidated Statements of Balance Sheet	F-3

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-21

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3)	Exhibits

Number	Description

3.1*	Initial Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.1 filed with the SEC on November 18, 1999)
3.2*	Articles of Amendment to the Articles of Incorporation (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)
3.3*	By-Laws (incorporated by reference to our Form 10-K exhibit 3.2 filed with the SEC on November 18, 1999)
10.1**	Distribution contract between Shanxi Xinghuacun Liquor Group Spirit Development Zone Sales Co., Ltd. and Fenyang Huaxin Spirit Industry Development Co. Ltd. dated June 30, 2020
14.1*	Code of Ethics (incorporated by reference to our Form 10KSB Exhibit 99.1 filed with the SEC on March 29, 2004)
21.1**	Subsidiaries of Oranco, Inc.
31.1**	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH XBRL	Taxonomy Extension Schema Document **
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **
101.LAB XBRL	Taxonomy Extension Label Linkbase Document XBRL **
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

*	Previously filed

**	Filed herewith

***	Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2021	ORANCO, INC.

	By:	/s/ Peng Yang
	Name:	Peng Yang
	Title:	President, Secretary, and Director

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

ORANCO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oranco, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Oranco, Inc. (the “Company”) as of June 30, 2020 and 2019, the related Consolidated Statements of Comprehensive Income, the Shareholders’ Equity and Cash Flows, for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the periods ended June 30, 2020, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

PKF Littlejohn LLP

London, UK

August 16, 2021

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in RMB and US$, except for number of shares and per share data)

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
ASSETS:
Current assets
Cash and cash equivalents	53,163,966	7,744,205	87,050,226	12,321,160
Inventory	6,900,988	1,005,242	12,735,975	1,802,660
Accounts receivable, net	32,053,899	4,669,177	29,594,130	4,188,777
Other current assets	45,610,523	6,643,922	35,847,104	5,073,827
Prepaid land lease and other leases	547,180	79,706	652,465	92,350
Total current assets	138,276,556	20,142,252	165,879,900	23,478,774

Non-current assets
Investment	1,000,000	145,666	1,000,000	141,541
Property and equipment	3,124,224	455,095	2,889,438	408,973
Prepaid land lease and other leases	9,362,240	1,363,764	8,731,727	1,235,897
Total non-current assets	13,486,464	1,964,525	12,621,165	1,786,411
Total assets	151,763,020	22,106,777	178,501,065	25,265,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	247,685	36,079	667,451	94,472
Receipts in advance, accrued expenses and other current liabilities	5,698,168	830,032	5,787,006	819,097
Amount due to Director	13,392,777	1,950,878	18,625,841	2,636,317
Current tax liabilities	3,406,187	496,167	2,983,469	422,283
Bank borrowings	2,250,000	327,749	-	-
Total current liabilities	24,994,817	3,640,905	28,063,767	3,972,169
Non-Current liabilities
Amount due to Director	81,781,805	11,912,863	81,781,805	11,575,463
Total liabilities	106,776,622	15,553,768	109,845,572	15,547,632

Shareholders’ equity
Number of authorized shares with par value US$0.001	50,000,000	50,000,000	50,000,000	50,000,000
Number of issued shares	41,948,748	41,948,748	41,948,748	41,948,748

Equity
Fully paid shares	2,765,228	402,801	276,523	39,139
Additional paid-in capital	-	-	2,488,705	377,538
Retained earnings	42,221,170	6,150,208	65,890,264	9,300,876
Total shareholders’ equity	44,986,398	6,553,009	68,655,492	9,717,553
Total liabilities and shareholders’ equity	151,763,020	22,106,777	178,501,065	25,265,185

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in RMB and US$, except for number of shares and per share data)

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$

Revenue	104,270,083	15,188,650	85,575,034	12,112,360
	104,270,083	15,188,650	85,575,034	12,112,360

Cost of sales	31,073,778	4,526,406	29,358,542	4,155,432
Selling and distribution expenses	3,928,466	572,246	4,751,174	672,485
Administrative expenses	10,018,732	1,459,393	13,025,714	1,843,670
	45,020,976	6,558,045	47,135,430	6,671,587

Other income	133,321	19,420	198,525	28,099
Interest and other financial charges	73,925	10,768	148,581	21,030
Income before income taxes	59,308,503	8,639,257	38,489,548	5,447,842

Income taxes	19,328,073	2,815,451	14,820,454	2,097,699
Net Income	39,980,430	5,823,806	23,669,094	3,350,143

Earnings per share:
Basic and diluted earnings per share	0.95	0.14	0.56	0.08

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in RMB and US$, except for number of shares and per share data)

	Share capital	Shares to be issued	Additional paid-in capital	Retained Earnings	Total shareholders’ equity

Balance at June 30, 2018	638,708	2,126,520	-	2,240,740	5,005,968

Total comprehensive income for the year		-	-	39,980,430	39,980,430
Shares issued	2,126,520	(2,126,520)	-	-	-

Balance at June 30, 2019	2,765,228	-	-	42,221,170	44,986,398

Balance at June 30, 2019 (US$)	402,801	-	-	6,150,208	6,553,009

Balance at June 30, 2019	2,765,228	-	-	42,221,170	44,986,398

Total comprehensive income for the year	-	-	-	23,669,094	23,669,094
Reverse split (Note a)	(2,488,705)	-	2,488,705	-	-

Balance at June 30, 2020	276,523	-	2,488,705	65,890,264	68,655,492

Balance at June 30, 2020 (US$)	39,139	-	377,538	9,678,414	9,717,553

Note a:

On August 7, 2019, Oranco, Inc. effected a one-for-ten reverse split of its issued common stock (the “Reverse Split”) and decreased the number of authorized shares of common stock of the Company (“Common Stock”) from 500,000,000 to 50,000,000.

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in RMB and US$, except for number of shares and per share data)

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Operating activities
Net income	39,980,430	5,823,806	23,669,094	3,350,143
Adjustments:
Depreciation and amortization	347,684	50,646	1,107,169	156,710
Changes in assets and liabilities, net of effects of acquisitions:
Inventory	445,561	64,903	(5,834,987)	(825,889)
Accounts receivables	1,879,958	273,847	2,459,769	348,158
Deposits, prepayments and other receivables	(12,360,934)	(1,800,573)	9,763,419	1,381,922
Accounts payables	203,049	29,577	419,766	59,414
Receipts in advance, accruals and other payables	(141,857)	(20,664)	88,839	12,574
Current tax liabilities	477,980	69,626	(422,718)	(59,832)
Amount due to Director	(1,056,786)	(153,938)	5,233,064	740,692
Cash generated from operating activities	29,775,085	4,337,230	36,483,415	5,163,892

Investing activities
Acquisition of ROU assets	-	-	(342,277)	(48,446)
Payments for acquisition of property and equipment and other leases	(5,066,081)	(737,958)	(4,878)	(690)
Cash generated from / (used in) investing activities	(5,066,081)	(737,958)	(347,155)	(49,136)

Financing activities
Acquisition of additional interest in subsidiary	(300,000)	(43,700)	-	-
Repayment of bank borrowings	-	-	(2,250,000)	(318,467)
Proceeds of bank borrowings	2,250,000	327,749	-	-
Cash (used in) / generated from financing activities	1,950,000	284,050	(2,250,000)	(318,467)

Effect of exchange rate on cash	-	-	-	(219,326)
Increase in cash and cash equivalents	26,659,004	3,883,322	33,886,260	4,796,289
Cash and cash equivalents, beginning of the year	26,504,962	3,860,883	53,163,966	7,744,205
Cash and cash equivalents, end of the year	53,163,966	7,744,205	87,050,226	12,321,160

Supplemental disclosure of cash flows information
Cash paid during the year for interest	73,925	10,768	19,455	2,754
Cash paid during the year for income taxes	18,903,260	2,753,570	15,261,888	2,160,180

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

Oranco, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 16, 1977. The Company has been in the business of the development of mineral deposits. During 1983 all activities were abandoned, and the Company had remained inactive until June 29, 2018 when it acquired the business of Reliant Galaxy International Limited (“Reliant”). The Company and its subsidiaries (the “Group”) are principally engaged in marketing and wholesale of own-brand spirits and wine in the People’s Republic of China (the “PRC”).

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

The Consolidated Financial Statements include the financial statements of Oranco, Inc. and its wholly owned subsidiaries.

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

Our revenue consists primarily of the sale of own-brand products, wine, and co-branded products with Fenjiu Liquor in the China. Sales of products are for cash or otherwise agreed-upon credit terms. Our payment terms vary by location and customer. Our customers consist primarily of wholesale distributors. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are delivered to the customer, depending upon the method of distribution, and shipping terms. We have elected to treat transportation as a fulfillment activity. Revenue is measured as the amount of consideration we expect to receive in exchange for our product. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Certain customers receive cash-based incentives or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues. We believe that there will not be significant changes to our estimates of variable consideration.

(f)	Non-Marketable Investments

We account for non-marketable equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our non-marketable equity securities not accounted for under the equity method are primarily accounted for under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded as a component of other income (expense), net. Non-marketable investments that do not have stated contractual maturity dates are classified as non-current assets on the Consolidated Balance Sheets

(g)	Impairment of Investments

We periodically review our non-marketable equity investments for impairment. We consider whether impairment indicators exist by evaluating the companies’ financial and liquidity position, access to capital resources and the time since the last adjustment to fair value, among others. If the assessment indicates that the investment is impaired, we write down the investment to its fair value by recording the corresponding charge as a component of other income (expense), net. Fair value is estimated using the best information available, which may include cash flow projections or other available market data.

(h)	Accounts receivable and allowance for credit loss

Accounts receivables are stated at the amount the Group expects to collect. The Group maintains allowances for doubtful accounts for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for doubtful accounts is made and recorded into general and administrative expenses based on the aging of trade receivables and on any specifically identified receivables that may become uncollectible. Trade receivables which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company takes a write-off of the account balances when the Company can demonstrate all means of collection on the outstanding balances have been exhausted. For the year ended June 30, 2020, our assessment considered the impact of COVID-19 and estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. There is no allowance for doubtful accounts in these Consolidated Financial Statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(i)	Inventory

Inventory consists of raw materials, processing cost of finished goods and finished products. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Group routinely evaluate the net realizable value of the inventories in light of current market conditions and market trends and record a write-down against the cost of inventories should the net realizable value falls below the cost.

(j)	Property and equipment

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

(k)	VAT and VAT refund

VAT on sales is charged at 13% on revenue from product sale’s and is subsequently paid to the PRC tax authorities after netting input VAT on purchases. The excess of output VAT over input VAT is recognized in other payables, and the excess of input VAT over output VAT is recognized in other receivables in the Consolidated Balance Sheets.

(l)	Operating leases

We determine if an arrangement is a lease at inception. Payments under our lease arrangements are fixed. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Lease assets also include any prepaid lease payments and lease incentives. Operating lease assets and liabilities are included on our Consolidated Balance Sheet beginning July 1, 2019. The current portion of our operating lease liabilities is included in accrued expenses and other current liabilities. Should there be long term portion, the non-current lease liabilities will be included in operating lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(m)	Foreign currency translation

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

In translating the financial statements of the Company’s subsidiaries outside the PRC into the reporting currency, assets and liabilities are translated from the subsidiaries’ functional currencies to the reporting currency at the exchange rate at the balance sheet date. Equity amounts are translated at historical exchange rates; revenues, expenses, and other gains and losses are translated using the average rate for the period. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income/(loss) in the consolidated statements of comprehensive income. During 2020 and 2019, such translation adjustments were not material.

The Group uses the average exchange rate for the year and the exchange rate at the balance sheet date to translate the operating results and financial position, respectively.

Convenience translation

Amounts in US$ are presented for the convenience of the reader and are translated at the noon buying rate of US$1.00 to RMB 6.8650 on June 30, 2019 and RMB 7.0651 on June 30, 2020, representing the noon buying rate set forth in the H.10 statistical release of the U.S. Federal Reserve Board. No representation is made that the RMB amounts could have been, or could be converted, realized or settled into US$ at such rate or at any other rate.

(n)	Income taxes

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

(o)	COVID-19 impact

The novel coronavirus, or COVID-19, pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on the Company’s business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As of the date of issuance of the financial statements, the Company is not aware of any specific event of circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(o)	Fair value measurement

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

The Group’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, other payables. The Group considers the carrying amounts approximate fair value because of the short maturity of these financial instruments.

(p)	Business combinations

We include the results of operations of the businesses that we acquire as of the acquisition date. We allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

(q)	Transactions between entities under common control

When accounting for a transfer of assets or exchange of shares between entities under common control of the Group, the carrying amounts of the assets and liabilities transferred shall remain unchanged subsequent to the transaction, and no gain or loss shall be recorded in the Group’s consolidated statements of operations.

(r)	Commitments and contingencies

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

(s)	Stock split

On July 22, 2019, the Company’s board of directors approved an amendment to its certificate of incorporation to effect a split of shares of the issued and outstanding common at a ‘one share for every ten shares’ ratio. The stock split was approved by the Company’s stockholders and effected on August 7, 2019.

We record the reverse stock split to reduce the common stock and increase additional paid-in capital.

All issued and outstanding shares of common stock amounts contained in these consolidated financial statements have been adjusted to reflect these stock splits for all periods presented.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(t)	Software Development Costs

We expense software development costs, including costs to develop software products or the software to be sold, leased or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

Software development costs also include costs to develop software to be used solely to meet internal needs. We capitalize development costs related to these software applications once the preliminary project sage is complete and it is probable that the project will be complete, and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented.

(u)	Recently issued accounting pronouncements not yet adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under current GAAP, there are five accounting models for convertible debt instruments. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, the FASB decided to add disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits and wine products sold to customers less discounts, returns, and surcharges.

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Revenue	104,270,083	15,188,650	85,575,034	12,112,360
Other income	133,321	19,420	198,525	28,099
	104,403,404	15,208,070	85,773,559	12,140,459

All revenue is derived in China. A concentration analysis of the revenue is as follows:

	June 30, 2019	June 30, 2020
Customer A	12%	17%
Customer B	13%	16%
Customer C	10%	13%
Customer D	11%	11%
Customer E	12%	11%
Customer F	10%	11%
Others	32%	21%
	100%	100%

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Computer and office equipment	268,550	39,119	334,631	47,364
Building	3,754,625	546,923	3,754,625	531,433
Add: Computer and leasehold improvement	66,081	9,626	4,878	690
	4,089,256	595,668	4,094,134	579,487
Less: accumulated depreciation	(965,032)	(140,573)	(1,204,696)	(170,514)
Property, plant and equipment, net,	3,124,224	455,095	2,889,438	408,973

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

4.	PREPAID LAND LEASE AND OTHER LEASES, NET

Prepaid land lease and other lease, net, consists of the following:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Prepaid land lease	5,412,120	1,516,697	10,754,396	1,522,186
Less: accumulated amortization	(502,700)	(73,227)	(1,370,204)	(193,940)
Add: Prepaid other leases	5,000,000	728,333	-	-
Prepaid land lease and other leases, net	9,909,420	1,443,470	9,384,192	1,328,246

The carrying amounts of the prepaid land lease and other lease are analyzed as:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Current assets	547,180	79,706	652,465	92,350
Non-current assets	9,362,240	1,363,764	8,731,727	1,235,896
	9,909,420	1,443,470	9,384,192	1,328,246

Prepaid land lease represents the cost of the rights of the use of the land in respect of leasehold land in the People’s Republic of China, on which the Group’s buildings are situated. Prepaid other leases represent the leases of warehouse and offices in the PRC. The prepaid land lease’ terms are 70 years, ending in 2082.

The other lease consists of the prepayment made in full for the lease of a warehouse for 10 years starting from August 12, 2019.

5.	INVENTORY

Inventory consists of the following:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Raw materials	4,500,125	655,517	8,880,629	1,256,971
Finished goods	2,216,931	322,932	3,693,293	522,752
Packaging material	183,932	26,793	162,051	22,937
	6,900,988	1,005,242	12,735,975	1,802,660

6.	ACCOUNTS RECEIVABLE

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Accounts receivable	32,053,899	4,669,177	29,594,129	4,188,777
	32,053,899	4,669,177	29,594,129	4,188,777

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by the Board of Directors.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

7.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Prepaid expenses	45,054,919	6,562,989	35,144,544	4,974,387
Other receivables	555,604	80,933	702,560	99,440
	45,610,523	6,643,922	35,847,104	5,073,827

8.	CASH AND CASH EQUIVALENTS

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Cash on hand	419,446	61,099	353,758	50,071
Cash held in banks	52,744,520	7,683,106	86,696,468	12,271,089
	53,163,966	7,744,205	87,050,226	12,321,160

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

9.	ACCOUNTS PAYABLE

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Accounts payable	247,685	36,079	667,451	94,472
	247,685	36,079	667,451	94,472

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the year is as follows:

	June 30, 2019	June 30, 2020
Supplier A	52%	46%
Supplier B	13%	27%
Supplier C	21%	24%
Supplier D	3%	2%
Supplier E	3%	1%
Supplier F	3%	0%
Supplier E	5%	0%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

10.	RECEIPTS IN ADVANCE, ACCRUALS AND OTHER PAYABLES

Receipts in advance, accruals and other payables consist of the following:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Accrued payroll and bonus	301,894	43,976	291,877	41,313
Accrued and other payables	3,430,703	499,738	3,767,423	533,245
Other tax payables	466,538	67,959	838,277	118,650
Receipts in advance	1,499,033	218,359	889,430	125,889
	5,698,168	830,032	5,787,007	819,097

11.	AMOUNT DUE TO DIRECTOR

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Current liabilities	13,392,777	1,950,878	18,625,841	2,636,317
Non-current liabilities	81,781,805	11,912,863	81,781,805	11,575,463
	95,174,582	13,863,741	100,407,646	14,211,780

The short-term loans due to director is interest-free, unsecured and repayable on demand.

The non-current liabilities are repayable in instalments over 15 years from 2019 onwards. The Director has not demanded repayment from the Group during the year ended June 30, 2020 and will not be seeking repayment that may cause stress on the Group’s working capital.

12.	BANK BORROWINGS

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Loans from financial institution	2,250,000	327,749	-	-
	2,250,000	327,749	-	-
Classified as:
Current liabilities	2,250,000	327,749	-	-
	2,250,000	327,749	-	-

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

13.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Additional paid-in capital		Total share capital
Company	Number of shares	Value US$	Value RMB	Number of shares	Value US$	Value RMB	Value US$	Value RMB	Value RMB

At June 30, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228
Shares issued – note a	321,296,000	321,296	2,126,520	(321,296,000)	(321,296)	(2,126,520)	-	-	-
Foreign currency translation	-	(16,686)	-	-	-	-	-	-	-
At June 30, 2019	419,487,480	419,487	2,765,228	-	-	-	-	-	2,765,228
Shares reverse split – note b	(377,538,732)	(377,538)	(2,488,705)	-	-	-	377,538	2,488,705	-
Foreign currency translation	-	(2,810)	-	-	-	-	-	-	-
At June 30, 2020	41,948,748	39,139	276,523	-	-	-	377,538	2,488,705	2,765,228

Each share has a nominal value of US$0.001 per share.

Note:

a.	The 321,296,000 shares at $0.001 per share are part of the consideration of the acquisition of Reliant Galaxy International Limited by the company were issued on May 29, 2019. The aggregated nominal value of the shares is US$321,296.

b.	On July 22, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 10 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company’s common stock or stock equivalents reflects the 1-for-10 reverse stock split of the Company’s outstanding shares of common stock that became market effective on August 7, 2019.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

14.	INCOME TAXES

The Company is subject to taxes in the USA. The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling US$24,581 that may be offset against future federal income taxes. If not used, the carryforwards will expire 20 years after they are incurred.

The Company’s BVI subsidiary is not subject to taxation.

The Company’s Hong Kong subsidiary is subject to taxes in Hong Kong. The Hong Kong subsidiary has had no taxable income.

The Company’s PRC subsidiaries are subject to taxes in China. The applicable PRC statutory income tax rate is 25% according to the Enterprise Income Tax Law.

A reconciliation of the income tax expenses is set out below:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Profit before income tax	59,308,503	8,639,258	38,489,548	5,447,842
Taxation at the applicable tax rate of 25%/16.5%/21%	14,827,126	2,159,814	9,548,779	1,361,961
Tax effect on non-taxable income	(33,323)	(4,854)	9,372,095	1,326,534
Tax effects of expense that are not deductible	4,696,259	684,086	(3,409,008)	482,514
(Over)/under-provision in respect of previous year	(161,989)	(23,596)	(691,412)	(97,863)
Income taxes	19,328,073	2,815,450	14,820,454	2,097,699

15.	CONTRIBUTION PLAN IN THE PRC

As stipulated by the PRC state regulations, the subsidiaries in the PRC participate in the state-run defined contribution retirement scheme. All employees are entitled to an annual pension payment equal to a fixed proportion of the average basic salary of the geographical area of their last employment at their retirement date. The PRC subsidiaries are required to make contributions to the local social security bureau at 29.4% to 37.4% of the previous year’s average basic salary amount of the geographical area where the employees are under employment with the PRC subsidiaries. The Group has no obligation for the payment of pension benefits beyond the annual contributions.

According to the relevant rules and regulations of the PRC, the PRC subsidiaries and their employees are each required to make contributions to an accommodation fund at 9% of the salaries and wages of the employees which are administered by the Public Accumulation Funds Administration Centre. There is no further obligation for the Group except for such contributions to the accommodation fund. The Group had no significant obligation apart from the contributions.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

16.	SHORT-TERM OPERATING LEASE

On September 30, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of September 30, 2019 (the “effective date method”). Under the effective date method, financial results reported prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard that allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components. After assessment of the cumulative impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at September 30, 2020. The Company recognized additional short-term operating lease right-of-use assets of $0.043 million and lease liabilities of $0.053 million as of June 30, 2020.

The Company is a lessee under a number of operating leases for offices and staff residence. The Company’s leases generally have remaining lease terms of 3 months to 1 years and some of which include options to terminate the leases within 1 year. These leases do not have rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

June 30, 2020 RMB
Operating lease costs	299,491

June 30, 2020
Weighted average remaining lease term (years) of operating leases:	0.4

Weighted average discount rate of operating leases:	2.9%

June 30, 2020 RMB
Right-of-use assets	42,784
Total lease liabilities	(53,306)

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Within 1 year	62,305	9,076	53,306	7,545
After 1 year but within 2 years
After 2 years but within 3 years	-	-	-	-
After 3 years	-	-	-	-
	62,305	9,076	53,306	7,545

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

17.	RELATED PARTY BALANCES AND TRANSACTIONS

The Group had the following transactions with related party balance during the financial periods:

	June 30, 2019		June 30, 2020
	RMB	US$	RMB	US$
Current liabilities	13,392,777	1,950,878	18,625,841	2,636,317
Non-current liabilities	81,781,805	11,912,863	81,781,805	11,575,463
	95,174,582	13,863,741	100,407,646	14,211,780

The balance represented the amount due to director, Mr. Peng Yang, for the year ended as at June 30, 2020.

18.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

19.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%	Investment holding

Sure Rich Investment (Group) Limited	Established in Hong Kong On February 1, 2007	Share capital RMB 1	100%	Investment holding

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%	Investment holding and marketing own-brand and wholesaling of spirits

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000	100%	Marketing own-brand and wholesaling of spirits and wines

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered capital 10,000,000 and Paid-in capital of RMB 5,000,000	100%	Marketing own-brand and wholesaling of spirits

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51 Note (i)	Dormant

Notes:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2037, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

20.	INVESTMENT

Company name	Place and date of incorporation	Capital	Attributable Equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20%	Development, sale and provision of software solutions

Notes:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired 20% of Guangzhou Silicon Technology Co., Ltd which then became an associate of the Company.