Form 10-Q
period 2020-09-30
ORANCO INC
filed 2022-01-04
CIK 1098996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of January 4, 2022
Common Stock, $0.001	41,968,757

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORANCO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

ORANCO, INC.

ORANCO, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	(unaudited)
	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
ASSETS:
Current assets
Cash and cash equivalents	93,910,376	13,831,503	87,050,226	12,321,160
Inventories	11,330,857	1,668,855	12,735,975	1,802,660
Accounts receivable, net	44,984,419	6,625,489	29,594,130	4,188,777
Other current assets	28,362,060	4,177,280	35,847,104	5,073,827
Prepaid land lease and other leases	609,680	89,796	652,465	92,350
Total current assets	179,197,392	26,392,923	165,879,900	23,478,774

Non-current assets
Investment	1,000,000	147,284	1,000,000	141,541
Property and equipment	2,701,290	397,857	2,889,437	408,973
Prepaid land lease and other leases	8,620,974	1,269,732	8,731,727	1,235,897
Total non-current assets	12,322,264	1,814,873	12,621,164	1,786,411
Total assets	191,519,656	28,207,796	178,501,064	25,265,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	700,451	103,165	667,451	94,472
Receipts in advance, accrued expenses and other current liabilities	5,967,209	878,875	5,787,006	819,097
Amount due to Director	18,678,214	2,751,004	18,625,841	2,636,317
Current tax liabilities	4,034,364	594,197	2,983,469	422,283
Total current liabilities	29,380,238	4,327,241	28,063,767	3,972,169
Non-current liabilities
Amount due to Director	81,781,805	12,045,158	81,781,805	11,575,463
Total liabilities	111,162,043	16,372,399	109,845,572	15,547,632

Shareholders’ equity
Number of authorized shares with par value US$0.001	50,000,000	50,000,000	50,000,000	50,000,000
Number of issued shares	41,948,748	41,948,748	41,948,748	41,948,748

Equity
Fully paid shares	276,523	40,727	276,523	39,139
Additional paid-in capital	2,488,705	366,547	2,488,705	377,538
Retained earnings	77,592,385	11,428,123	65,890,264	9,300,876
Total shareholders’ equity	80,357,613	11,835,397	68,655,492	9,717,553
Total liabilities and shareholders’ equity	191,519,656	28,207,796	178,501,064	25,265,185

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Three months ended September 30, 2020		Three months ended September 30, 2019
	RMB	US$	RMB	US$

Revenue	26,115,339	3,846,374	25,667,997	3,591,085
	26,115,339	3,846,374	25,667,997	3,591,085

Cost of sales	7,311,946	1,076,933	7,413,971	1,037,253
Selling and distribution expenses	1,231,658	181,404	877,871	122,819
Administrative expenses	1,925,114	283,539	3,412,079	477,367
	10,468,718	1,541,876	11,703,921	1,637,439

Other income	66,288	9,763	45,852	6,415
Interest and other financial charges	225	33	19,455	2,722
Income before income taxes	15,712,684	2,314,228	13,990,473	1,957,339

Income taxes	4,010,563	590,692	3,938,273	550,985
Net Income	11,702,121	1,723,536	10,052,200	1,406,354

Earnings per share:
Basic and diluted earnings per share	0.28	0.04	0.24	0.03

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Share capital	Additional paid-in capital	Retained earnings	Total shareholders’ equity

Balance at June 30, 2019	2,765,228	-	42,221,170	44,986,398

Total comprehensive income for the period	-	-	10,052,200	10,052,200
Reverse split (Note a)	(2,488,705)	2,488,705	-	-

Balance at September 30, 2019	276,523	2,488,705	52,273,370	55,038,598

Balance at September 30, 2019 (US$)	38,687	348,183	7,313,312	7,700,182

Balance at June 30, 2020	276,523	2,488,705	65,890,264	68,655,492

Total comprehensive income for the year	-	-	11,702,121	11,702,121

Balance at September 30, 2020	276,523	2,488,705	77,592,385	80,357,613

Balance at September 30, 2020 (US$)	40,727	366,547	11,428,123	11,835,397

Note a:

On August 7, 2019, Oranco, Inc. effected a one-for-ten reverse split of its issued common stock (the “Reverse Split”) and decreased the number of authorized shares of common stock of the Company (“Common Stock”) from 500,000,000 to 50,000,000.

The accompanying notes are an integral part of the consolidated financial statements.

ORANCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in RMB and US$, except for number of shares and per share data)

	Three months ended September 30, 2020		Three months ended September 30, 2019
	RMB	US$	RMB	US$
Operating activities
Net income	11,702,121	1,723,536	10,052,200	1,406,353
Adjustments:
Depreciation and amortization	341,685	31,841	173,388	24,258
Changes in assets and liabilities, net of effects of acquisitions:
Inventories	1,405,118	206,952	73,503	10,283
Accounts receivable, net	(15,390,289)	(2,266,745)	(1,337,218)	(187,084)
Other current assets	7,485,044	1,120,912	8,049,008	1,126,098
Accounts payable	33,000	4,860	91,435	12,792
Receipts in advance, accrued expenses and other current liabilities	180,203	26,541	1,371,624	191,897
Current tax liabilities	1,050,895	154,780	532,086	74,442
Amount due to Director	52,373	7,714	925,660	129,505
Cash generated from operating activities	6,860,150	1,010,391	19,931,686	2,788,544

Investing activities
Acquisition of ROU assets	-	-	(342,277)	(48,446)
Payments for acquisition of property and equipment and other leases	-	-	(4,878)	(690)
Cash used in investing activities	-	-	(347,155)	(49,136)

Financing activities
Proceeds of bank borrowings	-	-	500,000	69,953
Cash generated from financing activities	-	-	500,000	69,953

Effect of exchange rate on cash	-	499,952	-	(306,293)
Increase in cash and cash equivalents	6,860,150	1,010,391	20,431,686	2,788,544
Cash and cash equivalents, beginning of the period	87,050,226	12,321,160	53,163,966	7,744,205
Cash and cash equivalents, end of the period	93,910,376	13,831,503	73,595,652	10,296,410

Supplemental disclosure of cash flows information
Cash paid during the period for interest	-	-	(19,455)	(2,722)
Cash paid during the period for income taxes	2,959,668	435,912	(3,404,793)	(476,348)

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

Details of the subsidiaries are set out in note 18 to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

(h)	Accounts receivable and allowance for credit loss

Accounts receivables are stated at the amount the Group expects to collect. The Group maintains allowances for doubtful accounts for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for doubtful accounts is made and recorded into general and administrative expenses based on the aging of trade receivables and on any specifically identified receivables that may become uncollectible. Trade receivables which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company takes a write-off of the account balances when the Company can demonstrate all means of collection on the outstanding balances have been exhausted. For the period ended September 30, 2020, our assessment considered the impact of COVID-19 and estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. There is no allowance for doubtful accounts in these Consolidated Financial Statements.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

VAT on sales is charged at 13% on revenue from product sale and is subsequently paid to the PRC tax authorities after netting input VAT on purchases. The excess of output VAT over input VAT is recognized in other payables, and the excess of input VAT over output VAT is recognized in other receivables in the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Convenience translation

Amounts in US$ are presented for the convenience of the reader and are translated at the noon buying rate of US$1.00 to RMB 6.7896 on September 30, 2020 and RMB 7.0651 on June 30, 2020, representing the noon buying rate set forth in the H.10 statistical release of the U.S. Federal Reserve Board. No representation is made that the RMB amounts could have been, or could be converted, realized or settled into US$ at such rate or at any other rate.

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(p)	Fair value measurement

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

(q)	Business combinations

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

(r)	Transactions between entities under common control

When accounting for a transfer of assets or exchange of shares between entities under common control of the Group, the carrying amounts of the assets and liabilities transferred shall remain unchanged subsequent to the transaction, and no gain or loss shall be recorded in the Group’s consolidated statements of operations.

(s)	Commitments and contingencies

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

(t)	Stock split

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(u)	Software development costs

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

(v)	Recently issued accounting pronouncements not yet adopted

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

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

2.	REVENUE AND OTHER INCOME

Revenue represents the invoiced spirits and wine products sold to customers less discounts, returns, and surcharges.

	Three months ended September 30, 2020		Three months ended September 30, 2019
	RMB	US$	RMB	US$
Revenue	26,115,339	3,846,374	25,667,997	3,591,085
Other income	66,288	9,763	45,852	6,415
	26,181,627	3,856,137	25,713,849	3,597,500

All revenue is derived in China. A concentration analysis of the revenue is as follows:

	September 30, 2020	September 30, 2019
Customer A	16%	16%
Customer B	14%	16%
Customer C	11%	42%
Customer D	11%	12%
Customer E	11%	12%
Customer F	9%	10%
Others	28%	21%
	100%	100%

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Computer and office equipment	339,509	50,004	334,631	47,364
Building	3,754,625	552,996	3,754,625	531,433
Add: Computer and leasehold improvement	-	-	4,878	690
	4,094,134	603,000	4,094,134	579,487
Less: accumulated depreciation	(1,392,844)	(205,143)	(1,204,697)	(170,514)
Property, plant and equipment, net	2,701,290	397,857	2,889,437	408,973

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

4.	PREPAID LAND LEASE AND OTHER LEASES

Prepaid land lease and other leases net, consists of the following:

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Prepaid land lease	10,754,396	1,583,951	10,754,396	1,522,187
Less: accumulated amortization	(1,523,742)	(224,422)	(1,370,204)	(193,940)
	9,230,654	1,359,529	9,384,192	1,328,247

The carrying amounts of the prepaid land lease and other leases are analyzed as:

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Current assets	609,680	89,796	652,465	92,350
Non-current assets	8,620,974	1,269,733	8,731,727	1,235,897
	9,230,654	1,359,529	9,384,192	1,328,247

Prepaid land lease represents the cost of the rights of the use of the land in respect of leasehold land in the PRC, on which the Group’s buildings are situated. Prepaid other leases represent the leases of warehouse and offices in the PRC. The prepaid land lease’ terms are 70 years, ending in 2082.

The other lease consists of the prepayment made in full for the lease of a warehouse for 10 years starting from August 12, 2019.

5.	INVENTORIES

Inventories consist of the following:

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Raw materials	8,733,290	1,286,275	8,880,631	1,256,971
Finished goods	2,435,516	358,712	3,693,293	522,752
Packaging material	162,051	23,868	162,051	22,937
	11,330,857	1,668,855	12,735,975	1,802,660

6.	ACCOUNTS RECEIVABLE, NET

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Accounts receivable, net	44,984,419	6,625,489	29,594,130	4,188,777
	44,984,419	6,625,489	29,594,130	4,188,777

The Group normally allows credit terms to well-established customers ranging from 30 to 150 days. The Group seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by the Board of Directors.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

7.	OTHER CURRENT ASSETS

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Prepaid expenses	27,556,972	4,058,703	35,144,544	4,974,387
Other receivables	805,088	118,577	702,560	99,440
	28,362,060	4,177,280	35,847,104	5,073,827

8.	CASH AND CASH EQUIVALENTS

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Cash on hand	215,048	31,673	353,758	50,071
Cash held in banks	93,695,328	13,799,830	86,696,468	12,271,089
	93,910,376	13,831,503	87,050,226	12,321,160

Cash held in banks earns interest at floating rates based on daily bank deposit rates.

9.	ACCOUNTS PAYABLE

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Accounts payable	700,451	103,165	667,451	94,472
	700,451	103,165	667,451	94,472

For the larger suppliers, the Group makes payment in advance for the inventories. For the smaller suppliers, the Group obtains credit terms ranging from 30 to 90 days.

A concentration analysis of the suppliers based on the purchases made during the period is as follows:

	September 30, 2020	September 30, 2019
Supplier A	99%	52%
Supplier B	1%	37%
Supplier C	0%	8%
Supplier D	0%	2%
	100%	100%

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

10.	RECEIPTS IN ADVANCE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Receipts in advance, accrued expenses and other current liabilities consist of the following:

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Accrued payroll and bonus	305,832	45,044	291,877	41,313
Accrued and other payables	3,241,870	477,478	3,767,422	533,245
Other tax payables	1,531,657	225,589	838,277	118,650
Receipts in advance	887,850	130,764	889,430	125,889
	5,967,209	878,875	5,787,006	819,097

11.	AMOUNT DUE TO DIRECTOR

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Current liabilities	18,678,214	2,751,004	18,625,841	2,636,317
Non-current liabilities	81,781,805	12,045,158	81,781,805	11,575,463
	100,460,019	14,796,162	100,407,646	14,211,780

The short-term loans due to director is interest-free, unsecured and repayable on demand.

The non-current liabilities are repayable in instalments over 15 years from 2019 onwards. The Director has not demanded repayment from the Group during the period ended September 30, 2020 and will not be seeking repayment that may cause stress on the Group’s working capital.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

12.	SHARE CAPITAL AND CAPITAL MANAGEMENT

	Issued and fully paid			Shares to be issued			Additional paid-in capital		Total share capital
Company	Number of shares	Value US$	Value RMB	Number of shares	Value US$	Value RMB	Value US$	Value RMB	Value RMB

At June 30, 2018	98,191,480	98,191	638,708	321,296,000	321,296	2,126,520	-	-	2,765,228
Shares issued – note a	321,296,000	321,296	2,126,520	(321,296,000)	(321,296)	(2,126,520)	-	-	-
Foreign currency translation	-	(16,686)	-	-	-	-	-	-	-
At June 30, 2019	419,487,480	419,487	2,765,228	-	-	-	-	-	2,765,228
Shares reverse split – note b	(377,538,732)	(377,538)	(2,488,705)	-	-	-	377,538	2,488,705	-
Foreign currency translation	-	(2,810)	-	-	-	-	-	-	-
At June 30, 2020	41,948,748	39,139	276,523	-	-	-	377,538	2,488,705	2,765,228
Foreign currency translation	-	1,588	-	-	-	-	10,991	-	-
At September 30, 2020	41,948,748	40,727	276,523	-	-	-	366,547	2,488,705	2,765,228

Each share has a nominal value of US$0.001 per share.

Note:

a.	The 321,296,000 shares at $0.001 per share are part of the consideration of the acquisition of Reliant Galaxy International Limited by the Company were issued on May 29, 2019. The aggregated nominal value of the shares is US$321,296.

b.	On July 22, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 10 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company’s common stock or stock equivalents reflects the 1-for-10 reverse stock split of the Company’s outstanding shares of common stock that became market effective on August 7, 2019.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

13.	INCOME TAXES

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

A reconciliation of the income tax expenses is set out below:

	Three months ended September 30, 2020		Three months ended September 30, 2019
	RMB	US$	RMB	US$
Profit before income tax	15,712,684	2,314,228	13,990,473	1,957,339
Taxation at the applicable tax rate of 25%/16.5%/21%	3,928,171	578,557	3,497,619	489,335
Tax effect on non-taxable income	(84,227)	(12,405)	(11,464)	(1,604)
Tax effect of expenses that are not deductible	166,619	24,540	452,118	63,254
Income taxes	4,010,563	590,692	3,938,273	550,985

14.	CONTRIBUTION PLAN IN THE PRC

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

15.	SHORT-TERM OPERATING LEASE

On September 30, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of September 30, 2019 (the “effective date method”). Under the effective date method, financial results reported prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard that allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components. After assessment of the cumulative impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at September 30, 2020. The Company has not recognised any additional short-term operating lease right-of-use assets or lease liabilities as of September 30, 2020.

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

September 30, 2020
RMB
Operating lease costs	230,878

September 30, 2020
Weighted average remaining lease term (years) of operating leases:	Nil

Weighted average discount rate of operating leases:	2.9%

September 30, 2020
RMB
Right-of-use assets	-
Total lease liabilities	-

The Group has total future minimum lease payments under non-cancellable operating lease payable as follows:

	September 30, 2020		September 30, 2019
	RMB	US$	RMB
Within 1 year	-	-	792,694
After 1 year but within 2 years	-	-	4,500
	-	-	797,194

Note:

1.	The Company made full prepayments for the non-cancellable operating leases and the prepayments would be utilized according to the lease terms.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

16.	RELATED PARTY BALANCES AND TRANSACTIONS

The Group had the following transactions with related party balance during the financial periods:

	September 30, 2020		June 30, 2020
	RMB	US$	RMB	US$
Current liabilities	18,678,214	2,751,004	18,625,841	2,636,317
Non-current liabilities	81,781,805	12,045,158	81,781,805	11,575,463
	100,460,019	14,796,162	100,407,646	14,211,780

The balance represented the amount due to Director, Mr. Peng Yang, for the period ended as at September 30, 2020.

17.	CONTINGENT LIABILITIES

At the end of each reporting period, neither the Group nor the Company had any significant contingent liabilities.

18.	DETAILS OF SUBSIDIARIES

Company name	Place and date of incorporation	Capital	Attributable equity interest	Principal activities

Reliant Galaxy International Limited	Established in British Virgin Islands on January 3, 2017	Registered and paid-in capital of RMB 69,100	100%	Investment holding

Sure Rich Investment (Group) Limited	Established in Hong Kong On February 1, 2007	Share capital RMB 1	100%	Investment holding

Fujian Jinou Trading Co., Ltd.	Established in the PRC on July 5, 2004	Registered and paid-in capital of US$ 1,650,000	100%	Investment holding and marketing own-brand and wholesaling of spirits

Fenyang Huaxin Spirit Development Co., Ltd.	Established in the PRC on November 7, 2013	Registered and Paid-in capital of RMB 1,000,000	100%	Marketing own-brand and wholesaling of spirits and wines

Fenyang Jinqiang Spirit Co., Ltd.	Established in the PRC on November 7, 2013	Registered capital 10,000,000 and Paid-in capital of RMB 5,000,000	100%	Marketing own-brand and wholesaling of spirits

Beijing Huaxin Tianchuang Enterprise Management Consulting Co., Ltd.	Established in the PRC on April 14, 2018	Registered and issued capital of RMB1,000,000	51% Note (i)	Dormant

Note:

(i)	The subsidiary was registered with payable share capital and the Company committed to pay up its share of the issued capital in the amount of RMB 510,000 on March 31, 2037, which is 20 years from the date of incorporation permitted by the Regulation of the People’s Republic of China on Company Registration. The amount due to the subsidiary is interest-free and unsecured.

ORANCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(Amounts in RMB and US$, except for number of shares and per share data)

19.	INVESTMENT

Company name	Place and date of incorporation	Capital	Attributable equity interest	Principal activities

Guangzhou Silicon Technology Co., Ltd	Established in the PRC on September 8, 2015	Registered and issued capital of RMB5,000,000	20%	Development, sale and provision of software solutions

Note:

(i)	On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd acquired 20% of Guangzhou Silicon Technology Co., Ltd which then became an associate of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On June 29, 2018, Oranco, Inc. completed and closed a share exchange transaction (the “Share Exchange”) under a share exchange agreement (the “Share Exchange Agreement”), entered into by (i) Oranco, Inc. (the “Company”); (ii) Reliant Galaxy International Limited, a British Virgin Islands company with limited liability (“Reliant”); and (iii) the shareholders of Reliant (“Sellers”), pursuant to which Reliant became a wholly owned subsidiary of ours. Pursuant to the Share Exchange Agreement, the Company acquired from the Sellers all of the issued and outstanding equity interests of Reliant in exchange for 349,296,000 newly issued shares of common stock; 28,000,000 were issued at the closing date of June 29, 2018, and the remaining 321,296,000 shares were issued to the Sellers on May 29, 2019. As a result of the Share Exchange, the Sellers, as the former shareholders of Reliant, became the controlling shareholders of the Company. The Share Exchange was accounted for under the business combination under common control method of accounting.

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

On September 1, 2018, Fenyang Huaxin Spirit Development Co., Ltd., a subsidiary of the Company, acquired 20% equity interest in Guangzhou Silicon Technology Co., Ltd., a company established in the People’s Republic of China. The acquisition of 20% equity interest in Guangzhou Silicon Technology Co., Ltd. was accounted as an interest in an associate.

Results of Operations

Overview

For the three months ended September 30, 2021 and 2020:

	Three months ended September 31, 2020 (Unaudited)		Three months ended September 31, 2019 (Unaudited)		Variance
	RMB	USD	RMB	USD	RMB	%	USD	%
Revenue	26,115,339	3,846,374	25,667,997	3,591,085	447,342	1.7%	225,289	7.1%
Cost of sales	7,311,946	1,076,933	7,413,971	1,037,253	(102,025)	(1.4)%	39,680	3.8%
Gross profit	18,803,393	2,769,441	18,254,026	2,553,832	549,367	3.0%	215,609	8.4%
Selling and distribution expenses	1,231,658	181,404	877,871	122,819	353,787	40.3%	58,585	47.7%
Administrative expenses	1,925,114	283,539	3,412,079	477,367	(1,486,965)	(43.6)%	(193,828)	(40.6)%
Income from operations	15,646,621	2,304,498	13,964,076	1,953,646	1,682,545	12.0%	350,852	18.0%
Other income	66,288	9,763	45,852	6,415	20,436	44.6%	3,348	52.2%
Interest and other financial charges	225	33	19,455	2,722	(19,230)	(98.8)%	(2,689)	(98.8)%
Income before income taxes	15,712,684	2,314,228	13,990,473	1,957,339	1,722,211	12.3%	356,889	18.2%
Income taxes	4,010,563	590,692	3,938,273	550,985	72,290	1.8%	39,707	7.2%
Net income	11,702,121	1,723,536	10,052,200	1,406,354	1,649,921	16.4%	317,182	22.6%

Revenue

	Three months ended September 31, 2020 (Unaudited)			Three months ended September 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	23,019,648	3,390,428	88.1%	22,755,962	3,183,676	88.7%	263,686	1.2%	206,752	6.5%
Sales of imported wine products	3,095,691	455,946	11.9%	2,912,035	407,409	11.3%	183,656	6.3%	48,537	11.9%
Total Amount	26,115,339	3,846,374	100.0%	25,667,997	3,591,085	100.0%	447,342	1.7%	255,289	7.1%

For the three months ended September 30, 2020, revenue generated from our Fenjiu liquor business was RMB23,019,648 (USD3,390,428), representing a slight increase of RMB263,686 or 1.2%, as compared to that of RMB22,755,962 (USD3,183,676) for the three months ended September 30, 2019. The revenue generated from our Fenjiu liquor business remained relatively stable as compared to the same period in 2019.

For the three months ended September 30, 2020, revenue generated from our imported wine business was RMB3,095,691 (USD455,946), representing an increase of RMB183,656 or 6.3%, as compared to that of RMB2,912,035 (USD407,409) for the three months ended September 30, 2019. The increase was mainly due to the increased sales volume as a result of change in product mix and customers’ increased demand for imported red wine.

Cost of Sales

	Three months ended September 31, 2020 (Unaudited)			Three months ended September 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	6,578,514	968,910	90.0%	6,773,234	947,610	91.4%	(194,720)	(2.9)%	21,300	2.2%
Sales of imported wine products	733,432	108,023	10.0%	640,737	89,643	8.6%	92,695	14.5%	18,380	20.5%
Total Amount	7,311,946	1,076,933	100.0%	7,413,971	1,037,253	100.0%	(102,025)	(1.4)%	39,680	3.8%

For the three months ended September 30, 2020, cost of sales from our Fenjiu liquor business was RMB6,578,514 (USD968,910), representing a decrease of RMB194,720 or 2.9%, as compared to that of RMB6,773,234 (USD947,610) for the three months ended September 30, 2019. The cost of sales from our Fenjiu liquor business remained relatively stable as compared to the same period in 2019.

For the three months ended September 30, 2020, cost of sales from our imported wine business was RMB733,432 (USD108,023), representing an increase of RMB92,695 or 14.5%, as compared to that of RMB640,737 (USD89,643) for the three months ended September 30, 2019. The increase was in line with the increased sales volume.

Gross Profit

	Three months ended September 31, 2020 (Unaudited)			Three months ended September 31, 2019 (Unaudited)			Variance
	RMB	USD	%	RMB	USD	%	RMB	%	USD	%
Sales of Fenjiu liquor products	16,441,134	2,421,518	87.4%	15,982,728	2,236,066	87.6%	458,406	2.9%	185,452	8.3%
Sales of imported wine products	2,362,259	347,923	12.6%	2,271,298	317,766	12.4%	90,961	4.0%	30,157	9.5%
Total Amount	18,803,393	2,769,441	100.0%	18,254,026	2,553,832	100.0%	549,367	3.0%	215,609	8.4%

Gross profit from our Fenjiu liquor business increased slightly of RMB458,406 or 2.9% for the three months ended September 30, 2020, as compared to that of the same period of 2019. The gross profit contribution percentage of Fenjiu liquor business was 71.4% for the three months ended September 30, 2020, as compared to that of 70.2% for the same period of 2019. The gross profit margin remained relatively stable for the periods. The slight improvement in gross profit margin is mainly caused by the change in product mix as the sales volume for several white wine products with higher margin increased for the three months ended September, 2020 as compared to the same period of 2019.

Gross profit from our imported wine business increased by RMB90,961 or 4.0% for the three months ended September 30, 2020, as compared to that of the same period of 2019. The gross profit contribution percentage of imported wine business was 76.3% for the three months ended September 30, 2020, as compared to that of 78.0% for the same period of 2019. The decrease was primarily due to the slight increase in unit costs for several imported red wine products.

Selling and Distribution Expenses

For the three months ended September 30, 2020, our selling and distribution expenses were RMB1,231,658 (USD181,404), representing an increase of RMB353,787 or 40.3%, as compared to that of the same period of 2019. The increase was primarily due to the increase in freight costs during the three months ended September 30, 2020 as higher rates were charged under the COVID-19 pandemic.

Administrative Expenses

For the three months ended September 30, 2020, our administrative expenses were RMB1,925,114 (USD283,539), representing a decrease of RMB1,486,965 or 43.6%, as compared to that of the same period of 2019. The decrease in administrative expenses was mainly due to the higher costs incurred as a result of business expansion for the three months ended September 30, 2019.

Other Income

For the three months ended September 30, 2020, our other income was RMB66,288 (USD9,763), representing an increase of RMB20,436 or 44.6%, as compared to that of the same period of 2019. The increase was primarily due to the increased income from bank interests.

Interest and Other Financial Charges

For the three months ended September 30, 2020, our interest and other financial charges were RMB225 (USD33), as compared to those of RMB19,455 (USD2,722) for the same period of 2019. The decrease of RMB19,230 or 98.8% was primarily due to the decrease in charges incurred on bank borrowings.

Income Taxes

For the three months ended September 30, 2020, our income taxes were RMB4,010,563 (USD590,692), as compared to those of RMB3,938,273 (USD550,985) for the same period of 2019. The increase of RMB72,290 or 1.8% in income taxes was primarily due to the increased taxable income for the three months ended September 30, 2020.

Liquidity and Capital Resources

Operating Activities

Operating activities generated cash of RMB6,860,150 (USD1,010,391) primarily from net income for the three months ended September 30, 2020, when comparing with RMB20,431,686 (USD2,788,544) for the same period in 2019.

Net income increased by RMB1,649,921 (USD317,183) for the three months ended September 30, 2020, when comparing with the same period in 2019.

Activities from inventories were a net decrease of RMB1,405,118 (USD206,952) for the three months ended September 30, 2020, as compared to that of RMB73,503 (USD10,283) for the same period of 2019.

Activities from other current assets provided a net increase of RMB7,485,044 (USD1,120,912) for the three months ended September 30, 2020, as compared to that of RMB8,049,008 (USD1,126,098) for the same period of 2019.

Activities from accounts receivable, net provided a net decrease of RMB15,390,289 (USD2,266,745) for the three months ended September 30, 2020, as compared to that of RMB1,337,218 (USD187,084) for the same period of 2019. The significant increase in accounts receivable is mainly due to the delay in settlements from customers under the COVID-19 pandemic.

Activities from receipts in advance, accrued expenses and other current liabilities provided a net increase of RMB180,203 (USD26,541) for the three months ended September 30, 2020, as compared to that of RMB1,371,624 (USD191,897) for the same period of 2019.

Activities from amount due to director included a net decrease of RMB52,373 (USD7,714) for the three months ended September 30, 2020, as compared to a net increase of RMB925,660 (USD129,505) for the same period in 2019.

Investing Activities

Investing activities used of RMB347,155 (USD49,136) for the three months ended September 30, 2019, which were mainly related to the payments for acquisition of ROU assets. There were no investing activities for the three months ended September 30, 2020.

Financing Activities

Financing activities provided RMB500,000 (USD69,953) for the three months ended September 30, 2019, which were primarily related to proceeds of bank borrowings. There were no financing activities for the three months ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2020. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2020. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

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

Except for the aforementioned remediation plans, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, to have materially affected the Company’s internal control over financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the first quarter of 2020. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure on controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2020 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

ORANCO, INC.

Date: January 4, 2022	/s/ Peng Yang
Peng Yang
President, Secretary and Director
(Principal Executive Officer)